Form 10QSB
period 2001-06-30
PETREX CORP
filed 2001-09-27
CIK 1145421

                  -------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                          --------------------------

                                  FORM 10-QSB

                          --------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          --------------------------

                        Commission file number 0-33029

                              PETREX CORPORATION
           Incorporated pursuant to the Laws of the State of Nevada


                          --------------------------
       Internal Revenue Service - Employer Identification No. 87-0382438

                              1408 Roseland Blvd.
                              Tyler, Texas 75701


                          --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No
   -----           -----

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2001, was 8,787,067.


     ---------------------------------------------------------------------

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for First Fiscal Quarter 2001 Period Ending June 30, 2001.


                              PETREX CORPORATION

                                BALANCE SHEETS


Assets                                        June 30, 2001       March 31, 2001
                                            -----------------     --------------
                                              (Unaudited)
Current Assets
     Cash                                   $           1,081     $        1,515
     Tax refund receivable                                100                100
     Prepaid Legal Fees                                   -0-              6,100
                                            -----------------     --------------
         Total current assets                          1,181              7,715
                                            -----------------     --------------

Other assets
     Organizational cost, net                             -0-                -0-
                                            -----------------     --------------
                                            $           1,181     $        7,715
                                            -----------------     --------------








                                   (continued)

                               PETREX CORPORATION

                                 BALANCE SHEETS


Liabilities and Shareholders' Equity              June 30, 2001        March 31, 2001
                                                  -------------        --------------
                                                  (Unaudited)
Current liabilities
   Accounts payable - trade                       $         225        $          575
                                                  -------------        --------------
      Total current liabilities                             225                   575
                                                  -------------        --------------


Commitments and contingencies

Shareholders' equity
   Preferred stock, no par value; 50,000,000
    shares authorized and no shares outstanding             -0-                   -0-
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 8,787,067
       shares outstanding, of which 4,747,661
        are restricted.                                   8,787                 8,787
     Additional paid-in capital                         162,087               162,087
     Retained earnings (deficit)                       (169,918)             (163,734)
                                                  -------------        --------------
         Total shareholders' equity                         956                 7,140
                                                  -------------        --------------

                                                  $       1,181        $        7,715
                                                  -------------        --------------







The accompanying notes are an integral part of these financial statements.

                               PETREX CORPORATION

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                       Three Months
                                                       Ended June 30,
                                                 2001                 2000
                                         ------------------     ----------------

Revenues                                 $              -0-     $            -0-
                                         ------------------     ----------------

Expenses
     General and administrative                       6,184                  -0-
                                         ------------------     ----------------
        Total Expenses                                6,184                  -0-
                                         ------------------     ----------------

(Loss) before provision for income taxes             (6,184)                 -0-

Provision for income taxes                              -0-                  -0-
                                         ------------------     ----------------

Net (loss)                               $           (6,184)    $            -0-
                                         ------------------     ----------------

Earnings (loss) per common share         $           (.0007)    $          .0000









The accompanying notes are an integral part of these financial statements.

                              PETREX CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                        Accumulated
                                                         Additional      Retained          Other
                                            Common         Paid-In       Earnings      Comprehensive
                                             Stock        Capital       (Deficit)         Income          Total
                                           --------      ----------     ----------       ---------       --------
Balance - March 31, 2001                   $  8,787      $  162,087     $ (163,734)      $     -0-       $  7,140

Net Loss                                                                    (6,184)                        (6,184)
                                           --------      ----------     ----------       ---------       --------

Balance - June 30, 2001                    $  8,787      $  162,087     $ (169,918)      $     -0-       $    956
                                           --------      ----------     ----------       ---------       --------








The accompanying notes are an integral part of these financial statements.

                               PETREX CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     For the Three Months
                                                                                        Ended June 30,
                                                                                  2001                  2000
                                                                           ------------------    -------------------
Cash flows from operating activities
     Net (loss)                                                            $           (6,184)   $               -0-
     Adjustments to reconcile net (loss) to net
       cash provided by operating activities:
         (Increase) decrease in:
              Prepaid legal fees                                                        6,100                    -0-
         Increase (decrease) in:
              Accounts payable                                                           (350)                   -0-
                                                                           ------------------    -------------------
Net cash used by operating activities                                                    (434)                   -0-
                                                                           ------------------    -------------------

Net increase (decrease) in cash and cash equivalents                                     (434)                   -0-
Cash and cash equivalents at beginning of period                           $            1,515                    -0-
                                                                           ------------------    -------------------

Cash and cash equivalents at end of period                                 $            1,081    $               -0-
                                                                           ------------------    -------------------






The accompanying notes are an integral part of these financial statements.

                               PETREX CORPORATION

                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

                                  June 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share for the three months ended June 30, 2001 and 2000 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2001 and 2000, the weighted average number of shares outstanding totaled 8,787,067 and 5,186,967, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $6,184 and $-0- during the three months ended June 30, 2001 and 2000, respectively. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending June 30, 2001)
                           Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's 10SB. Except for the historical information contained herein, the matters discussed in this 10 QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

         Important factors that may include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to obtain a suitable company for a business combination, a business combination with a company that proves later on not to have the ability to effectively compete in the marketplace, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

   Results of Operations -

         Total revenue for the first fiscal quarter in 2001 was zero the same as the first fiscal quarter in 2000 since the Company continues not to have any business operations other than pursuing a business combination. No revenue is expected from the Company's operations until the Company combines with another Company. Expenses increased in the first fiscal quarter from 0 in the first fiscal quarter of 2000 to $6,184 in the first fiscal quarter of 2001, primarily due to expenses related in having the Company become fully reporting under the Securities Act of 1934. The Company's purpose of becoming fully reporting was to enhance the Company's capability of a suitable business combination.

        The Company's net income for the first quarter increased from a loss of $0 for the first fiscal quarter 2000 to a net loss of $6,184 for the first fiscal quarter of 2001. Loss per share for the first quarter of fiscal 2001 were ($.0007). This compares to no earnings per share for the same period last year.

Liquidity and Capital Resources

         During the first quarter of fiscal 2001 net cash used by operating activities was ($434) while the previous year for the same quarter it was zero. No financing activities occurred during the quarter. A major use of cash was $6,100 for prepaid legal expenses for the preparation of the Company's Form 10-SB filed with the SEC. Cash at the end of the quarter decreased from $1,515 to $1,081.


                          PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

       None.

Item 2 - Changes in Securities

       None.

Item 3 - Defaults Upon Senior Securities

       None.

Item 4 - Submission of Matters to a Vote of Security Holders

       None.

Item 5 - Other Information

       None.

Item 6 - Exhibits and Reports on Form 8-K

       (a)  There are no exhibits with this report.

       (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2001.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Petrex Corporation




Dated:   September 30, 2001            /s/ G.W. McDonald
                                       --------------------------------------
                                       President and Chief Executive Officer