Form 10QSB
period 2001-09-30
PETREX CORP
filed 2001-11-19
CIK 1145421

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               ___________________

                                   FORM 10-QSB
                               ___________________


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ___________________

                         Commission file number 0-33029

                               PETREX CORPORATION
            Incorporated pursuant to the Laws of the State of Nevada

                               ___________________


        Internal Revenue Service - Employer Identification No. 87-0382438


                          11781 South Lone Peak Parkway
                               Technology Center 2
                                    Suite 230
                                Draper, UT 84020
                                 (801) 619-3500

                               ___________________

                     Address of principal executive offices

                               1408 Roseland Blvd.
                                 Tyler, TX 75701
                               ___________________

                                 Former address

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on September 30, 2001, was 8,787,067.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                      BALANCE SHEETS AS OF
                      MARCH 31, 2001 AND SEPTEMBER 30, 2001                    3

                      STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                      SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001                4

                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY            5

                      STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED
                      SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001                6

                      NOTES TO FINANCIAL STATEMENTS

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                    7

PART II - OTHER INFORMATION                                                   10
         ITEM 1.  LEGAL PROCEEDINGS                                           10

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   10

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             10

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                         10

         ITEM 5.  OTHER INFORMATION                                           10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            10

SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR SECOND FISCAL QUARTER 2001 PERIOD ENDING SEPTEMBER 30, 2001.

                               PETREX CORPORATION
                                 BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2001 AND MARCH 31, 2001


ASSETS                                            Sept. 30, 2001  March 31, 2001
                                                  --------------  --------------
                                                    (Unaudited)
Current Assets
     Cash                                            $   1,055       $   1,515
     Tax refund receivable                                 -0-             100
     Prepaid Legal Fees                                    -0-           6,100
                                                     ----------      ----------
         Total current assets                            1,055           7,715
                                                     ----------      ----------

Other assets
     Organizational cost, net                              -0-             -0-
                                                     ----------      ----------

                                                     $   1,055       $   7,715
                                                     ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable - trade                        $  13,249       $     575
                                                     ----------      ----------
         Total current liabilities                      13,249             575
                                                     ----------      ----------

Shareholders' equity
     Preferred stock, no par value; 50,000,000
       shares authorized and no shares outstanding         -0-             -0-
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 8,787,067
       shares outstanding as of March 31, 2001
       and September 30, 2001 of which 4,747,661
       are restricted                                    8,787           8,787
     Additional paid-in capital                        162,087         162,087
     Retained earnings (deficit)                      (183,068)       (163,734)
                                                     ----------      ----------
Total Shareholders' Equity                             (12,194)          7,140

                                                     $   1,055       $   7,715
                                                     ==========      ==========

The accompanying notes are an integral part of these financial statements.

                               PETREX CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months
                                                 Ended September 30,
                                                 2001           2000
                                              ---------      ---------

Revenues                                      $    -0-       $    -0-
                                              ---------      ---------

Expenses
     General and administrative                 13,150         17,709
                                              ---------      ---------
         Total expenses                         13,150         17,709
                                              ---------      ---------

(Loss) before provision for income taxes       (13,150)       (17,709)

Provision for income taxes                         -0-            -0-
                                              ---------      ---------

Net (loss)                                    $(13,150)      $(17,709)
                                              ---------      ---------

Earnings (loss) per common share              $ (.0015)      $ (.0029)


                                                     Six Months
                                                 Ended September 30,
                                                 2001           2000
                                              ---------      ---------

Revenues                                      $    -0-       $    -0-
                                              ---------      ---------

Expenses
     General and administrative                 19,334         17,709
                                              ---------      ---------
         Total expenses                         19,334         17,709
                                              ---------      ---------

(Loss) before provision for income taxes       (19,334)       (17,709)

Provision for income taxes                         -0-            -0-
                                              ---------      ---------

Net (loss)                                    $(19,334)      $(17,709)
                                              ---------      ---------

Earnings (loss) per common share              $(.0022)       $ (.0031)



The accompanying notes are an integral part of these financial statements.


                                              PETREX CORPORATION
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)

                                                                         Accumulated
                                              Additional    Retained        Other
                                  Common       Paid-In      Earnings    Comprehensive
                                  Stock        Capital     (Deficit)       Income           Total
                                 --------    ----------    ----------     ---------       --------
Balance - March 31, 2001         $  8,787    $ 162,087     $(163,734)     $    -0-        $   7,140

Net Loss                                -            -       (19,334)            -          (19,334)
                                 ---------   ----------    ----------     ---------       ----------

Balance - September 30, 2001     $  8,787      162,087     $(183,068)     $    -0-        $ (12,194)
                                 ---------   ----------    ----------     ---------       ----------


The accompanying notes are an integral part of these financial statements.

                               PETREX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         For the Six Months
                                                         Ended September 30,
                                                         2001           2000
                                                       ---------      ---------
Cash flows from operating activities
     Net (loss)                                        $(19,334)      $(17,709)
     Adjustments to reconcile net (loss) to net
       cash provided by operating activities:
         (Increase) decrease in:
              Prepaid legal fees                          6,100            -0-
              Income Tax Refund Receivable                  100           (100)
         Increase (decrease) in:
              Accounts payable                           12,674         (1,846)
         Consulting services and expenses paid
           by stockholders in exchange for common
           stock                                            -0-         17,448
                                                       ---------      ---------
Net cash used by operating activities                      (460)        (2,207)
                                                       ---------      ---------

Cash flows from financing activites
     Proceeds from issuance of common stock                 -0-          9,400
                                                       ---------      ---------
Net Cash provided by financing activities                   -0-          9,400
                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents       (460)         7,193
Cash and cash equivalents at beginning of period       $  1,515            -0-
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  1,055       $  7,193
                                                       ---------      ---------

The accompanying notes are an integral part of these financial statements.

                               PETREX CORPORATION
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share for the three and six months ended September 30, 2001 and 2000 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three and six months ended September 30, 2001, the weighted average number of shares outstanding totaled 8,787,067. For the three and six months ended September 30, 2000, the weighted number of average shares outstanding totaled 6,204,387 and 5,698,457, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $19,334 and $17,709 during the six months ended September 30, 2001 and 2000, respectively. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to the end of the quarter ended September 30, 2001, the Company effectuated a one-for-twenty reverse stock split.

As reported in the Form 8-K filed with the SEC on November 7, 2001, under an Agreement and Plan of Reorganization ("Merger" or "Merger Agreement") by and among Force 10 Trading, Inc., a Nevada corporation, ("Force 10") and the Company, dated as of October 5, 2001, the Company issued a total of 6,400,000 post-reverse stock split shares of its $0.001 par value common stock to the stockholders of Force 10 on November 2, 2001 (the "Closing"). As a result the former stockholders of Force 10 now own 94% of the Company's common stock. As such, this Merger effectuated a change of control in the Company.

Subsequent to Closing, the Company will embark upon a new plan of operation and plans to change its corporate name to Force 10 Trading, Inc. Force 10 is an electronic trading technology and brokerage group based in Draper, Utah focused on third generation, real-time, direct access trading and execution technology. Force 10 is a development stage company that offers technology and services to institutional and retail investors. Force 10 recently opened its first office in Draper, Utah and is staffing the office with traders. Other offices will shortly follow, subject to financing. Force 10 uses intelligent order-routing software that not only scans prices throughout the market, but also instantaneously figures out which trader is most likely to fill the order electronically and instantaneously.

Of the 6.4 million shares issued to the Force 10 shareholders, 4,889,000 of the shares are currently being held in escrow. The terms of the escrow agreement state that the Company's shareholder's equity must exceed one million dollars ($1,000,000) on or before March 1, 2002 in order for the shares to be released. If such an increase, as determined by independent certified public accountants in conformity with accounting principles generally accepted in the United States, does not occur than these shares will be returned and cancelled.

Upon Closing of the Merger Agreement, the existing officers and directors of the Company resigned in favor of a new management team. Those resigning were G.W. McDonald, Director and President; Cecil C. Wall, Director and Vice President; and Patricia A. McDonald, Director, Treasurer and Secretary.


            ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                       (Period Ending September 30, 2001)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Company's 10SB and the Form 8-K filed on November 7, 2001. Except for the historical information contained herein, the matters discussed in this 10 QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

         Important factors that may include, but are not limited to: the risk of a significant natural disaster, a business combination with a company that proves later on not to have the ability to effectively compete in the marketplace, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

Results of Operations -

         Total revenue for the first two fiscal quarters in 2001 were zero, the same as the first two fiscal quarters in 2000 since the Company did not have any business operations other than pursuing a business combination.

         Expenses in the three and six month periods ended September 30, 2001 totaled $13,150 and $19,334, respectively. The expenses in the current quarter resulted from legal and accounting expenses incurred in the Company pursuing the acquisition of Force 10 and due to expenses related in having the Company become fully reporting under the Securities Act of 1934. The Company incurred $17,709 in expenses in the three and six months ended September 30, 2000.

        The Company's net income for the first quarter increased from a loss of $17,709 for the first six months of fiscal 2000 to a net loss of $19,334 for the first six months of fiscal 2001. Net loss per share for the three and six month periods ended September 30, 2001 were $(0.0015) and $(0.0022), respectively. This compares to a net loss per share of $(0.0029) and $(0.0031) for the same periods last year.

Liquidity and Capital Resources

         During the first six months of fiscal 2001 net cash used by operating activities was $460 while the same period for the previous year was $2,207. No financing activities occurred during the current quarter. The Company's cash balance as of September 30, 2001 was $1,055 and its current liabilities equaled $13,249, resulting in a working capital deficit of $12,194. The Company believes that the acquisition of Force 10 will present opportunities for financing corporate growth.

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

DOCUMENTS INCORPORATED BY REFERENCE

         Form 10-SB as amended and filed on November 4, 2001

         Form 8-K filed on November 7, 2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Petrex Corporation




Dated:   November 19, 2001                 /s/ Jon H. Marple
                                           -------------------------------------
                                           President and Chief Executive Officer