Form 10QSB
period 2001-12-31
FORCE 10 TRADING INC
filed 2002-02-19
CIK 1145421

                           --------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                   FORM 10-QSB
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           --------------------------

                         Commission file number 0-33029

                             FORCE 10 TRADING, INC.
            Incorporated pursuant to the Laws of the State of Nevada

                           --------------------------

        Internal Revenue Service - Employer Identification No. 87-0382438


                          11781 South Lone Peak Parkway
                                    Suite 230
                                Draper, UT 84020
                                 (801) 619-3500
                           --------------------------
                     Address of principal executive offices

                               Petrex Corporation
                               1408 Roseland Blvd.
                                 Tyler, TX 75701

                           --------------------------
                             Former name and address

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]            No [ ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2001, was 6,845,854.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
                DECEMBER 31, 2001

              STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND
                FOR THE PERIOD FROM JULY 15, 2001 (INCEPTION)
                THROUGH DECEMBER 31, 2001

              STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND
                FOR THE PERIOD FROM JULY 15,2001 (INCEPTION)
                THROUGH DECEMBER 31, 2001

              STATEMENT OF SHAREHOLDERS DEFICIT FROM JULY 15, 2001 (INCEPTION)
                THROUGH DECEMBER 31, 2001

              NOTES TO FINANCIAL STATEMENTS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR THIRD FISCAL QUARTER 2001 PERIOD ENDING
                               DECEMBER 31, 2001.

                             FORCE 10 TRADING, INC.
                          (A Development-stage Company)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001


ASSETS                                                         December 31, 2001
                                                               -----------------
                                                                  (Unaudited)
Current assets:
     Cash                                                          $  25,991
     Deferred issue costs                                             13,402
                                                                   ----------
         Total current assets                                         39,393
                                                                   ----------

Property and equipment, net                                           29,932
Deposits                                                               6,757
                                                                   ----------
                                                                   $  76,082
                                                                   ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                              $  51,732
     Accrued Interest                                                  4,800
     Notes payable, net of discounts of $52,777                      211,223
     Current portion of capital lease                                  4,197
                                                                   ----------
         Total current liabilities                                   271,952
                                                                   ----------


     Deferred rent                                                     2,104
     Capital lease payable, net of current portion                     7,323
                                                                   ----------

         Total liabilities                                           281,379
                                                                   ----------
Shareholders' deficit:
     Preferred stock, no par value; 50,000,000
       shares authorized and no shares outstanding                       -0-
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 6,845,854
       shares outstanding as of December 31, 2001                      6,846
     Additional paid-in capital                                      154,871
     Accumulated deficit                                            (367,014)
                                                                   ----------
     Total Shareholders' deficit                                    (205,297)
                                                                   ----------
     Total liabilities and shareholders' deficit                   $  76,082
                                                                   ==========


The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
                          (A Development-stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three months      Period from
                                                   ended       (July 15, 2001)
                                                 December 31,     through
                                                    2001          12/31/01
                                                 ----------      ----------

Net Revenues                                     $       0       $       0
                                                 ----------      ----------

General and administrative                         187,586         250,095
                                                 ----------      ----------

Loss from operations                              (187,586)       (250,095)

Loss on sales of securities                        (11,511)        (11,511)

Interest Expense                                   (93,427)       (104,608)
                                                 ----------      ----------

Loss before provision for income taxes           $(292,524)      $(366,214)
                                                 ----------      ----------

Provision for income taxes                            (800)           (800)

Net loss                                          (293,324)       (367,014)

Earnings (loss) per common share                 $ (0.0438)      $ (0.0559)





The accompanying notes are an integral part of these financial statements.


                             FORCE 10 TRADING, INC.
                          (A Development-stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the      For the period
                                                          Three Months   July 15,
                                                            ended        through
                                                          December 31, December 31,
                                                             2001         2001
                                                          ----------   ----------
Cash flows from operating activities
     Net loss                                             $(293,324)   $(367,014)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Depreciation                                         1,589        2,469
         Amortization of discounts on notes payable          73,674       76,193
         Amortization of deferred issuance costs             15,368       16,848
         Compensation accrued to officer
           and treated as a contribution to capital          13,490       25,990
         Change in operating assets and liabilities:
              Accounts payable                               43,697       51,732
              Accrued Expenses                                4,375        4,800
              Deferred rent                                   2,104        2,104
                                                          ----------   ----------
Net cash used by operating activities                      (139,027)    (186,878)
                                                          ----------   ----------

Cash flows from investing activities:
     Acquisition of property and equipment                   (1,446)     (18,789)
                                                          ----------   ----------

Cash flows from financing activites
     Payments on capital lease                               (1,002)      (2,092)
     Repayments of loans                                    (10,524)     (10,524)
     Proceeds from notes payable, net of issuance costs     152,500      244,274
                                                          ----------   ----------
Net Cash provided by financing activities                   140,974      231,658
                                                          ----------   ----------

Net increase (decrease) in cash and cash equivalents            501       25,991
Cash and cash equivalents at beginning of period             25,490            0
                                                          ----------   ----------

Cash and cash equivalents at end of period                $  25,991    $  25,991
                                                          ----------   ----------


The accompanying notes are an integral part of these financial statements.


                                            FORCE 10 TRADING, INC.
                                         (A Development-stage Company)
                                      STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                   ACCUMULATED
                                                                                                     LOSSES
                                                      COMMON STOCK                    ADDITIONAL    DURING THE
                                                 ----------------------                PAID-IN     DEVELOPMENT
                                                   SHARES      AMOUNT     CAPITAL       STAGE         TOTAL
                                                 ----------  ----------  ----------   ----------   ----------
Stock issued to founder on 7/15/01               6,090,000   $   6,090   $  (6,090)   $      --    $      --

Value of Warrants issued in
  Sept & Oct 2001 for notes payable
                                                        --          --      21,418           --       21,418

Stock issued in Sept and October
   2001 for notes payable                          310,000         310      69,337           --       69,647

Value of Warrants issued in
  Nov & Dec 2001 for notes payable                      --          --      44,662           --       44,662

Shares issued in Petrex merger                     445,854         446        (446)          --           --

Officers compensation deemed contribution
   to capital                                           --          --      25,990           --       25,990

Net loss (inception through December 31, 2001)          --          --          --     (367,014)    (367,014)
                                                 ----------  ----------  ----------   ----------   ----------

Balance at December 31, 2001                     6,845,854   $   6,846   $ 154,871    $(367,014)   $(205,297)
                                                 ==========  ==========  ==========   ==========   ==========


                             FORCE 10 TRADING, INC.
                          (A Development-stage Company)
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Force 10 Trading, Inc and subsidiaries, formerly Petrex Corporation (collectively the "Company"), a development-stage company, intends to market high-end, on-line stock and commodity trading tutorial educational lessons. Students will be mentored and coached by the Company's professional mentors and educational materials. These products are currently available for sale. The Company ultimately intends to offer on-line trading through a proprietary website. The Company's website for on-line trading is expected to be completed and operational within the next twelve months. The Company recently opened its first office in Draper, Utah and is staffing the office with traders placing trades for their own trading accounts. The Company's revenue model is based around the receipt of commissions from traders in the Company's trading offices, commissions from traders placing trades through an online account with Force 10 and through the sale of the Company's educational materials.

Change in Reporting Entity

The unaudited statement of operations reflects the acquisition of Petrex, a
Section 12(g) reporting company under the Securities Act of 1934, by Force 10, a development-stage company, on November 2, 2001 in a reverse acquisition, consummated by issuing 6,400,000 shares of common stock of Petrex to the founders and certain note holders of Force 10.

Reverse acquisition accounting is appropriate since the shareholders of Force 10 controlled approximately 80% of outstanding common stock of Petrex immediately after the acquisition, and management of Force controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Petrex accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Force 10 at their historical cost. Petrex had no assets nor any liabilities on the date of the reverse acquisition, accordingly, no value was ascribed to the purchase. Since Petrex had no operations and was considered a blank-check company, no goodwill was reflected in connection with the reverse acquisition.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended December 31, 2001 and for the period from inception (July 15, 2001) and December 31, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

Web Development Costs

As discussed above, management intends to develop a proprietary web-based, on-line trading site. Since inception, the Company has not incurred any web development costs. Because of the Company's lack of liquidity, management will expense such costs as incurred until such time the Company's financial position improves, and commencement and completion of the web site can be achieved.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended December 31, 2001 and for the period of July 15, 2001 through December 31, 2001 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Company is in a net loss position. For the three months ended December 31, 2001, the weighted average number of shares outstanding totaled 6,697,236. For period between July 15, 2001 and December 31, 2001, the weighted number of average shares outstanding totaled 6,562,129. Weighted average shares outstanding which would have been included in the calculation of dilutive per share information, if such was applicable, during the three months ended December 31, 2001 and from inception through December 31, 2001 were 6,829,903 and 6,634,492, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $367,014 since inception through December 31, 2001. The Company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2001:

Furniture                                            $   7,051
Equipment                                               25,350
                                                     ----------

                                                        32,401
Less accumulated depreciation                           (2,469)
                                                     ----------

                                                     $  29,932
                                                     ==========

NOTE 5 - NOTES PAYABLE

During the period from inception to December 31, 2001, the Company issued promissory notes to third parties totaling $264,000 under a private placement. The notes bear interest at a rate of 10% per annum and are due 120 days from the date of issuance. Each note contains a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10 per share. The warrants may be exercised through September 11, 2002. The maximum number of shares of the Company's common stock which may be issued under the warrants is 264,000 shares. Management valued these warrants at $66,080 and will charge interest expense to operations over the term of the notes. In addition, concurrent with the issuance of the notes with detachable stock purchase warrants, the Company issued 310,000 shares of common stock valued by management at $69,647 and will charge interest expense to operations over the term of the notes.

The Company incurred $30,250 in debt issuance costs in connection with this transaction. Debt issuance costs are being amortized to interest expense over the term of the notes which are 120 days.

As of December 31, 2001, the Company was in default on notes totaling $15,000. These notes have accrued interest of $617. The total amount of notes payable, including accrued interest, that are in default as of the filing date of this report total $133,556. The Company anticipates being able to negotiate extensions and/or conversions to equity of the majority of these note balances.

NOTE 6 - LEASES AND COMMITMENTS:

Leases

The Company leases its facilities under a non-cancelable operating lease that expires in 2004. Rental and equipment lease expense was $11,514 for the period from inception to December 31, 2001.

Assets recorded under capital leases consist of a communications system totaling $13,612.

Future annual minimum lease payments for all non-cancelable operating and capital leases as of December 31, 2001, are as follows:

                                                    Capital        Operating
                                                     Lease           Lease
                                                  -----------     -----------
Year ending December 31,
              2002                                $    5,227      $   21,504
              2003                                     5,227          22,364
              2004                                     2,614          11,401
                                                  -----------     -----------
                                                  $   13,068      $   55,269

Less amount representing interest                     (1,548)
                                                  -----------
Present value of net minimum lease
   payments under capital leases                  $   11,519
                                                  ===========

Consulting and Employment Contracts

The Company has not yet entered into an employment contract with its chief executive officer. The Company anticipates completing such an agreement soon. Total compensation accrued and paid to this officer during the period from inception through December 31, 2001 was $55,000. Of this amount, $25,990 represents amounts that were accrued and not paid. This amount was deemed to be a contribution to capital. The Company has entered into consulting agreements with individuals for services relating to marketing and sales, operations and financial and accounting. The consulting agreements are generally month-to-month arrangements. Total compensation expense reported under these contracts since inception through December 31, 2001 totaled $59,020.

NOTE 7 - STOCKHOLDERS' DEFICIT

In July 2001, the founders of Force 10 received 6,090,000 shares of common stock upon formation of the Company. No value was ascribed to these shares. See Note 5 for other equity transactions.

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                        (Period Ending December 31, 2001)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Company's Form 10-SB and the Form 8-K filed on November 7, 2001 and amended on January 17, 2002. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.


Results of Operations -

         Total revenue for the quarter ended December 31, 2001 was zero, as the Company was in the process of setting up its initial trading office in Draper, Utah. The office was opened and began testing its trading system in the quarter, but no outside traders were trading inside the office as of December 31, 2001. Revenues are anticipated to commence in the next fiscal quarter. The Company offers a state-of-the-art stock trading facility that began housing outside stock traders in January 2002. The Company generates commission revenues on each trade placed in the office that is routed through its broker/dealer partner, Carlin Equities. In January 2001, the Company signed an exclusive licensing agreement to market and sell a stock trading educational program. The Company is finalizing the packaging of this product and anticipates beginning to sell the product by the end of its fiscal year of March 31, 2002. The Company also anticipates beginning production on its stock trading web site starting after the end of the fiscal year end.

         General and administrative expenses in the three month period ended December 31, 2001 totaled $187,586. Of the expenses in the current quarter, amounts paid for professional fees and consultants represented the largest portion of expenses. The Company incurred professional fees of $58,894 in the current quarter. These fees represented legal and accounting expenses that were incurred in the merger between Petrex Corporation and Force 10 Trading. The Company also incurred expenses of $43,520 paid to consultants involved in assisting the Company in its developmental stages. As the Company continues to grow and move towards active operations, general and administrative expenses are anticipated to increase.

         The Company incurred interest expense of $93,427 in the quarter ended December 31, 2001. This interest expense has been incurred as a result of various notes into which the Company has entered in the past several months. During the period from inception to December 31, 2001, the Company issued promissory notes to third parties totaling $264,000 under a private placement. The notes bear interest at a rate of 10% per annum and are due 120 days from the date of issuance. Each note contains a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10 per share. The warrants may be exercised through September 11, 2002. The maximum number of shares of the Company's common stock which may be issued under the warrants is 244,000 shares. Management valued these warrants at $66,080 and is charging interest expense to operations over the term of the notes. In addition, concurrent with the issuance of the notes with detachable stock purchase warrants, the Company issued 310,000 shares of common stock valued by management at $69,647 and is charging interest expense to operations over the term of the notes. Of the current quarter's interest expense, $89,042 represents the amortization of the note discounts and deferred issue cost.

         The Company's net loss for the quarter was $293,324. The net loss since inception has been $367,014. These figures represent a net loss per share of $(0.0438) and $(0.0559), respectively.

Liquidity and Capital Resources

         During the quarter ended December 31, 2001 net cash used by operating activities was $139,027. The Company supported this operating loss through the issuance of notes under private placements. The Company's cash balance as of December 31, 2001 was $25,991 and its current liabilities equaled $271,952, resulting in a working capital deficit of $245,961. The Company anticipates being able to fund future operations through additional private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         On December 6, 2001, the Company has issued 134,000 warrants to purchase 134,000 shares of its common stock at a price of $0.10 to seven individuals who have entered into note agreements with the Company. The notes have a term of 120 days and bear an interest rate of 10% per annum. The warrants were valued at a price of $44,662 (See Note 5 of Notes to Unaudited Financial Statements). Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      There are no exhibits with this report.

         (b) A Form 8-K was filed on November 7, 2001 disclosing the merger of Petrex Corporation and Force 10 Trading, Inc. This filing was amended on January 17, 2002 to include the audited financial statements of Force 10 Trading, Inc. from its inception through October 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

         Form 10-SB as amended and filed on November 4, 2001

         Form 8-K filed on November 7, 2001

         Form 8-K filed on February 12, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Force 10 Trading, Inc.




Dated:   February 19, 2001                 /s/ Jon H. Marple
                                           ------------------------------------
                                           President and Chief Executive Officer