Form 10KSB
period 2002-03-31
FORCE 10 TRADING INC
filed 2002-07-01
CIK 1145421

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal year ended: March 31, 2002
                                    --------------
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:                to
                                          -------------    --------------

Commission file number:  0-33029
                         -------

                             FORCE 10 TRADING, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             87-0382438
-------------------------------                         -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)

12227 S. Business Park Place, Suite 200
Draper, UT                                                       84020
----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (801) 619-3500
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
--------------------------------      -----------------------------------------
             None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.001
                              (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended March 31, 2002, its most recent fiscal year, were $38,022.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,486,432.50 based on a closing price of $0.75 on June 15, 2002. The number of shares of the registrant's common stock outstanding as of June 15, 2002 was 10,100,910.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):

         Yes _____                          No XX
                                               --

                                      INDEX

                                                                            Page
                                                                          Number

                                     PART I.

Item 1.           Description of Business                                     3

Item 2.           Description of Property                                    12

Item 3.           Legal Proceedings.                                         13

Item 4.           Submission of Matters to a Vote of Security Holders.       13

                                    PART II.

Item 5.           Market for the Registrant's Common Stock and Related
                    Stockholder Matters.                                     13

Item 6.           Management's Discussion and Analysis
                    Or Plan of Operation                                     15

Item 7.           Financial Statements                                       19

Item 8.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.                     28

                                    PART III.

Item 9.           Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a)
                    of the Exchange Act                                      30

Item 10.          Executive Compensation.                                    32

Item 11.          Security Ownership of Certain Beneficial Owners
                    and Management.                                          34

Item 12.          Certain Relationships and Related Transactions.            34

                                    PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                          35

                                     PART I.

Note Regarding Forward Looking Information

This Annual Report on Form 10-KSB ("10-KSB") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only Force 10's opinion as of the date of this 10-KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS
------

THE COMPANY

Force 10 Trading, Inc., through its subsidiary Capital Market Mentors, Inc., offers innovative stock trading tutorials designed to educate students in a comprehensive course that combines professionally written manuals and lesson plans with one-on-one training with Force 10's professional trading mentors. Force 10 has signed exclusive licensing agreements with authors of high quality trading manuals. Force 10 has crafted these exclusively licensed materials into weekly lessons. The mentors are successful traders who schedule weekly sessions with the students and teach them how to implement the advanced leveraging and hedging strategies that the mentors have used in managing millions of dollars.

Force 10 also operates a stock trading office in Draper, Utah. This office provides active professional stock traders and investment advisors with a high-speed, real-time connection to all major US stock markets. Force 10 also provides traders in the office with a licensed stock trading platform to give the traders the ability to quickly and effectively buy and sell stocks and options. All mentors for the Capital Market Mentors products are active traders in Force 10's office.

BACKGROUND

Force 10 was originally organized in the State of Utah on May 13, 1981, under the name Oro Rico, Ltd. On August 16, 1994, Oro Rico merged into Tierra Rica, Ltd., a Nevada corporation organized on May 7th, 1993 for the purpose of changing its domicile to the State of Nevada. In September 1994, Tierra Rica merged with Petrex Corporation, a newly formed Utah corporation, with Tierra Rica being the surviving corporation. On October 24, 1994, the company changed its name to Petrex Corporation. In November of 1998, the company changed its name from Petrex Corporation to Institute of Cosmetic Surgery, Inc. In July of 2000, the company again amended its Articles of Incorporation and changed its name back to Petrex Corporation.

The company then effectuated a reverse twenty-for-one stock split and merged with Force 10 Trading, Inc., a Nevada corporation, and issued a total of 6,400,000 shares of its $0.001 par value common stock to the stockholders of Force 10. Under the terms of the merger agreement, the company changed its name to Force 10 Trading, Inc. and the existing officers and directors resigned in favor of a new management team.

Force 10's subsidiary, Capital Market Mentors, Inc., was incorporated in the state of Nevada on April 17, 2002.

BUSINESS STRATEGY

Force 10's business plan focuses on providing financial education and stock market strategies to the growing number of individual investors in the United States. The current licensed tutorials are designed to teach active stock traders advanced hedging and leveraging techniques to attempt to maximize the return on their personal stock investments. Once trained the students are encouraged to open online trading accounts with Force 10. Force 10 is an authorized branch of U.S. Trading Corporation, a fully licensed broker dealer. Through its relationship with U.S. Trading, Force 10 can directly open accounts on behalf of its customers. As clients open accounts with Force 10 and begin actively trading stocks and options, Force 10 generates commission revenues from the trading activity. A portion of these revenues is paid to U.S. Trading and the residual generates income for Force 10.

Force 10 has positioned itself to take advantage of the vast number of individuals managing their own stock accounts through the Internet. Force 10's products are based on exclusively licensed text and educational materials, licensed through agreements with Collbrook Strategies Ltd. and Neil Cushing, unrelated third parties. The licensing agreements grant Force 10 the right to market and sell the licensed material on an exclusive basis for a seven-year term.

Force 10 will seek to expand its business and revenue base by continuing to market and sell its licensed products and by creating and/or licensing new products that complement existing offerings of Force 10. As additional products are sold, Force 10 anticipates an increase in the number of stock traders using its services as an online platform for trading.

In the future, Force 10 plans on expanding its online brokerage services and educational offerings to foreign investors.

THE MARKET

Force 10's current products are designed to educate more active traders to learn advanced leveraging and hedging techniques designed to maximize total return of their investments while attempting to minimize risk.

Force 10 is currently developing more basic products to educate less active traders in wealth preservation techniques as well as tax and estate planning tools. This will expand Force 10's potential client base to include nearly all of those individuals who manage their own accounts online as well as to individuals who desire to be educated in basic financial issues.

Ultimately, Force 10 will be able to expand its offerings to international traders and has plans to translate the current educational products into other languages. Currently, Force 10 has employees or directors with language skills in French, German, Spanish and Italian.

CAPITAL MARKET MENTOR PRODUCTS

Force 10 currently offers two primary training products: The Comprehensive Training Course and Advanced Technical Analysis.

The Comprehensive Training Course is designed to educate new traders and enhance the knowledge of experienced traders. Force 10 has an exclusive licensing agreement for the content of this course. This licensing agreement is with Collbrook Strategies Limited Partnership. This course teaches leveraging and hedging techniques that are designed to maximize their total returns coupled with a decrease in risk of capital. The Comprehensive Training Course is broken down into 21 lessons that are based on successful trading strategies employed successfully by the courses' authors. These professional investment advisors manage several million dollars in client money and have traded successfully in bull and bear markets over the past decade.

The Advanced Technical Analysis course further assists traders in identifying stock patterns in scalping and short-term trading strategies. Force 10 has an exclusive licensing agreement with Neil Cushing for the content of this course. The Advanced Technical Analysis is an eleven lesson course and, like the Comprehensive Training Course, includes scheduled weekly mentoring lessons with Force 10's professional coaches.

Both of these courses have been exclusively licensed by Capital Market Mentors, a wholly owned subsidiary of Force 10 Trading, Inc., that was incorporated after March 31, 2002.

The terms of the licensing agreements for both the Comprehensive Training Course and the Advanced Technical Analysis course are exclusive for seven years. There is a licensing fee of 5% of gross sales on each of these courses that is payable to the course authors, who are unaffiliated third parties.

Pricing
-------

After March 31, 2002, Force 10 began marketing and selling the Comprehensive Training Course at a cost of $4,000. Out of these sales, a commission of approximately 20% is paid in addition to the 5% licensing fee. Each sale generates a gross margin of 75%, or $3,000. The marketing costs are estimated at 10% of each sale. Mentors are paid on a weekly basis at an average cost of $20 per session, or about $420 over the 21-week term of the course. In adhering to this price and cost structure, Force 10 anticipates each sale of its Comprehensive Training Course to generate a net profit of $2,180.

Similarly, the gross profit margin on the Advanced Technical Analysis Course is approximately 75%. This more advanced technical course is currently being sold for a cost of $2,500 with each unit generating a net profit of approximately $1,405.

Products in Development
-----------------------

Force 10 strives to continue to produce additional valuable products to sell to existing clients and to expand its client base. It is currently developing an Asset Protection Course to teach students how to best preserve their wealth and also to introduce simple estate planning strategies. This course also goes into depth about: the advantages and ramifications of forming different types of partnerships, trusts and corporations for tax purposes.

The growth of Force 10 will be driven by the sale of the Capital Market products, but ultimately online trading revenues and professional trading offices are anticipated to increase the revenues of Force 10. Currently Force 10 operates a professional trading office that houses the Capital Market mentors as well as other traders who actively trade for their own accounts.

Commission Revenue Model
------------------------

All professional traders within the Force 10 offices and online traders are charged a flat-rate commission of $15.00 per trade on equities. This is the national average for professional trading firms that utilize the latest technology in offering millisecond execution like the trading platform used by Force 10 and US Trading. Of the $15.00 charged on trades, Force 10 pays U.S. Trading a cost of $6.50, thus creating a gross margin of $8.50 on each trade. For option trading, Force 10 charges its traders $7 per trade, plus an additional $2 per contract. Force 10's cost on option trades is a flat-rate of $3.25 per ticket.

Traders began actively trading in Force 10's Draper office in mid-January. For the fiscal year ended March 31, 2002, Force 10 generated trading revenues of $38,022.

Direct Access Trading
---------------------

Through direct access trading, Force 10 offers its online traders and professional traders in its offices the ability to quickly and effectively executes trades directly and instantaneously on all major US markets. Direct access trading affords the trader the ability to utilize an "intelligent order-routing" system that constantly scans all market maker books and those books of Electronic Communications Network ("ECNs") to fill orders at the best possible price. The term "direct access trading" is derived by the fact that the current technology allows individual investors, like those at Force 10, to trade directly on all major US markets without the intervention or need for a market maker, or middleman.

The intelligent routing system used in the licensed platform maintains direct electronic links to all traditional markets by way of the NASDAQ, SelectNet and SOES systems. In addition, all ten of the major ECNs are constantly available to the Force 10 traders. These include direct connections to Island, Instinet and Archipelago.

U.S. Trading Corporation Branch Office
--------------------------------------

Force 10 is a branch office of U.S. Trading Corporation, a full-service, direct-access broker-dealer with offices across the nation. Force 10 became a branch office of U.S. Trading through an agreement by and between U.S. Trading and David R. Marple, the nephew of Force 10's Chairman. Through his agreement with U.S. Trading, David Marple was retained as a Manager of U.S. Trading and was authorized to open a branch office. Due to National Association of Securities Dealer ("NASD") regulations, the agreement to become a U.S. Trading authorized branch office must be made with the licensed individual who is to manage the office. Mr. David Marple opened the U.S. Trading branch office on behalf of Force 10 in October of 2001. Mr. Marple acts as a compliance officer for a fee of $5,000 per month.

In establishing its relationship with U.S. Trading, Force 10 eliminated the cost and time associated with becoming a licensed broker-dealer itself. U.S. Trading is a division of the Carlin Financial Group. All clearing on trades is done through Penman Financial.

Trading Platform
----------------

All traders of Force 10, including both those using Force 10's online access and those trading within the Force 10 office, are required to individually subscribe to the RealTick trading platform. RealTick provides a seamless connection to the US Trading broker-dealer for millisecond execution of trades. The monthly fee charged to the Force 10 traders by RealTick is between $150-250, depending on the level of service subscribed. For traders who execute in excess of 100 trades with Force 10, they are reimbursed up to $150 of their RealTick fees. More active traders can recoup up to $250 paid to RealTick each month.

Force 10 is currently negotiating with an alternative provider of real-time streaming data and trade execution software that could reduce the cost to Force 10 traders to approximately $50 per month. This fee reduction would assist greatly in converting the Capital Market product buyers to online Force 10 traders as the company would have a pricing advantage over many of the smaller firms who cater to active traders.

Trade Routing
-------------

Force 10 traders place their orders on the RealTick platform by simply specifying the stock symbol, desired number of shares and the per share price, if a limit order is being placed. The trader may specifically route the order to a specific ECN or allow the system to utilize unbiased routing software to automatically route the order to the ECN or market maker giving the best available price.

RealTick uses NASDAQ Level II, NYSE and AMEX Listed Exchange Quotes and direct ECN information to build a list of all parties, Market Makers, Exchanges, or ECNs, that are currently offering to fill orders within the specified price range. This list is then sorted based upon price, route priority, and "hit rate", i.e. the number of times an ECN or Market Maker has executed orders on that particular stock. The system then begins the process of electronically forwarding orders to the counter parties and monitoring the execution status of each order. All of this occurs in a fraction of a second. With a limit order, the final effort to fill the trader's order will remain active until filled, rejected, or cancelled.

Collbrook Agreement
-------------------

In December of 2001, Force 10 entered into an agreement with Collbrook Strategies Limited Partnership. Collbrook's partners are the owners of Jemico Inc. Jemico is a licensed investment advisory firm with over 30 clients and total managed assets in excess of $8 million. Force 10 paid the partners of Collbrook 200,000 shares of its restricted common stock to exclusively trade in the Force 10 trading office in Draper, Utah for a period of no less than 2 years. The trading done by Collbrook on behalf of its clients generated approximately 95% of the trading commission revenues of Force 10 in the fiscal year ended March 31, 2002. Force 10 plans on expanding its base of traders within the office to decrease the reliance on Collbrook for trading commission revenues. Additional traders within the office and the continued expansion of the sale of Capital Market products, are anticipated to reduce the total percentage of revenues generated by Collbrook trading.

Force 10 has also entered into a separate agreement with Collbrook to license the content of its Comprehensive Training Course stock educational product. This agreement gives Force 10 an exclusive right to market and sell the content of the course for a seven-year period. Collbrook will receive a licensing fee equal to 5% of the gross revenues generated from the books.

Broker-Dealer Acquisition
-------------------------

Force 10, depending on available funds, may acquire a fully licensed broker dealer to reduce its clearing and execution costs currently paid to U.S. Trading as a branch office. Upon reaching a critical mass of traders and in excess of approximately 15,000 trades per month, Force 10 believes that it would be cost-effective to acquire a broker-dealer to execute trades. The cost of a fully licensed broker dealer may be between $200,000 and $600,000. In having the ability to execute its own trades, Force 10 would save approximately $3.00 on each stock trade and $1.00 on each option trade.

INDUSTRY AND COMPETITION

The competition for direct access trading clients is immense. Hundreds of firms offer online trading either through proprietary trading platforms or a licensed platform, like that used by Force 10 Trading. Force 10 believes that it has positioned itself favorably against its competition by offering educational products and one-on-one training prior to recruiting the client to trade. This strategy allows trading clients to learn the business of active trading prior to learning "on the job" thereby squandering away their portfolio while they attempt to learn from expensive mistakes. Force 10 believes that well-trained clients will result in a much higher rate of client retention and a lower churn rate.

In the direct access trading space, there are many competitors. These are generally smaller private broker-dealers who have licensed an online trading platform to expand their client bases. Very few of these companies offer comprehensive training education, like that offered by Force 10. Those that do, generally host seminars in specific locations which decrease the number of potential clients for their services. Through offering scheduled weekly training sessions by telephone, Force 10 can effectively teach and recruit as a client any trader in the United States.

A model competitor of Force 10 is Charles Schwab's CyberTrader. Charles Schwab's CyberTrader is a large well-funded competitor that offers a host of educational products through its CyberTrader U. CyberTrader U primarily offers free self-paced training courses through its web site at CyberTrader.com. Live support is not available for these courses. CyberTrader also offers live trading seminars.

Some competitors have a distinct advantage over Force 10 insofar as they are well capitalized and in many cases can execute trades as a fully licensed broker-dealer. Some of the larger direct access brokers, like Charles Schwab's CyberTrader, can also provide their own clearing of trades. This would reduce their cost on trades and could provide a competitive advantage over the direct access trading offered by Force 10.

Force 10 has found other one-on-one trading mentoring or coaching programs. Unlike those offered by Capital Market Mentors, these competitors charge clients by the hour at a price of $125-250 per hour.

Many other private companies compete in the same industry as Force 10. It is difficult to determine how well financed they may be. Those that offer training or education, either simply sell books and manuals or offer live seminars in limited regions of the United States.

In addition to CyberTrader, the following is a sample listing of some of the companies against which Force 10 competes:

Datek - Datek was recently acquired by TD Waterhouse and is a well-financed, profitable trading firm that advertises heavily on television, primarily financial news channels. Its commission structure is based on a flat-rate of $9.99 per trade. Force 10 believes that because Datek does not use intelligent routing and does not have one-click ordering, it is not a viable competitor in the space for serious active traders. Further, Datek does not offer any type of educational courses.

TerraNova - TerraNova is a direct access broker-dealer that runs on the RealTick platform. The trade execution and commission structure is essentially identical to that of Force 10. TerraNova offers education through its MarketWise program. This program offers education and training either through the purchase of books or manuals or by live seminars offered primarily in Denver, Colorado. Force 10 believes that with its limited availability of live training and the geographical limitation of only offering seminars in Denver, that the strategy of Force 10 offers a larger potential client base.

TradeStation Securities - TradeStation operates on its own proprietary trading platform, which gives it a cost advantage over Force 10. The commission structure for 1,000 share lots is $3.00 per trade lower than that offered by Force 10, but TradeStation charges more for trades over 1,500 shares than Force 10 does. TradeStation, like many competitors, only offers the sale of home-study courses, books, manuals and CD-ROMs, or live training seminars. TradeStation seminars are offered in 6-8 different cities throughout the country, and are therefore not very accessible to many potential customers that Force 10 can educate through its one-on-one telephone style of mentoring and training.

Hundreds of other companies offer direct access trading to active traders. Many of these companies use the RealTick trading platform, identical to that used by Force 10. Other direct access trading companies use eSignal, a product similar in function to RealTick. None of the direct access companies that Force 10 found offer the same level and quality of educational products coupled with live one-on-one mentoring. Force 10 believes that its Capital Market products and training give it a competitive advantage over others in the industry.

SALES AND MARKETING

Force 10 has structured its business to minimize fixed costs and expenses. As such, Force 10 hires commission-only salespeople and pays sales managers a low base salary with an override structured as a percentage of sales. Force 10 believes that this not only allows its expenses to increase when revenues increase, but also effectively motivates salespeople. Those salespeople who do not produce are simply replaced. Some of the marketing efforts done by Force 10 to date involve mass emails which prompt interested potential buyers of the Capital Market products to actually call Force 10, resulting in a much more interested client and a much higher success rate on actually closing a sale.

Email marketing has proved to be effective to date, although Force 10 plans on expanding its marketing efforts to many other techniques. Force 10 will utilize the following to generate lists of potential clients:

         1) Direct purchase of email addresses and phone numbers of self-directed brokerage customers.
         2) An email invitation for free downloads of Force 10 generated trading reports.
         3)       Newspaper and radio ads.
         4)       Direct mailing to qualified lead lists.
         5) Development of several web sites to attract potential clients and drive traffic and sales.
         6)       Seminars.
         7)       Space ads in trade magazines.

Force 10 is currently developing a website, under the name tradecommando.com. This website will attempt to sell introductory trading educational products at prices of $20-100. The buyers of these products will be contacted within a 30-day period in an attempt to upsell them into a higher-end Capital Market product. This type of selling technique has been very effective in similar types of offerings and generally generates small amounts of additional revenues on the front-end, but gives Force 10 a high-quality lead. An individual who has already purchased a product, even if it is less than $100, is more likely to purchase one of the more expensive Capital Market products than someone who has yet to spend any money with Force 10.

Additionally, Force 10 is negotiating partnerships and strategic relationships with other companies in the industry who have products that complement those offered by Force 10. This will allow for a vertical integration of products and could generate high quality name lead lists.

GOVERNMENTAL REGULATIONS

Force 10 is not subject to any governmental regulations or approvals.

EMPLOYEES

Force 10 currently employs 6 full-time employees.

RESEARCH AND DEVELOPMENT

Force 10 has not expended any capital on research or development since its inception.

ITEM 2.  DESCRIPTION OF PROPERTY
-------

Force 10 currently leases 3,678 square feet of office space in Draper, Utah. The lease commenced on April 5, 2002 and expires on April 4, 2006. Under the terms of the lease, no rent is due for the first twelve months of the lease. The lease obligation in the fiscal years ending March 31, 2004, March 31, 2005 and March 31, 2006 are $42,076, $43,759 and $45,510, respectively. Force 10 was previously leasing space from the same property owner and was relocated at the request of the property owner. The move was prompted by another tenant located on the same floor of Force 10 desiring to expand its office space. As consideration for relocating and entering into a four-year lease, the property owner granted Force 10 one year of free rent.

ITEM 3.  LEGAL PROCEEDINGS.
-------

Force 10 is not a party to any legal proceedings, nor is Force 10 aware of any disputes that may result in legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------

None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER ------- MATTERS.

Force 10's common stock has been traded on the Over-the-Counter Bulletin Board under the ticker symbol "FTTI" since January 3, 2002. Previously, Force 10's common stock traded under the symbol "PETR" on the Pink Sheets. The range of high and low bid information as set forth below for the shares of the company's stock for the last two complete fiscal years are approximations, as reported by Nasdaq.com. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The information has been adjusted for the reverse twenty-for-one reverse stock split effectuated by the company on January 2, 2002.

Year Ended March 31, 2002                             High              Low
-------------------------                             ----              ---

First Quarter                                      $   1.00          $   0.60
Second Quarter                                         0.60              0.60
Third Quarter                                          0.60              1.40
Fourth Quarter                                         0.91              0.15

Year Ended March 31, 2001                             High              Low
-------------------------                             ----              ---

First Quarter                                     $    0.90          $   0.60
Second Quarter                                         1.00              0.60
Third Quarter                                          2.00              0.10
Fourth Quarter                                        10.00              0.50

As of June 15, 2002, Force 10 had approximately 413 shareholders of record, including nominees and brokers holding street accounts. As of June 15, 2002, the last sale price for Force 10's common stock on the OTC Bulletin Board was $0.96 per share.

Force 10 has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. Force 10 intends to continue to retain any earnings to expand and develop its business.

Options and Warrants
--------------------

As of March 31, 2002, Force 10 had outstanding warrants to purchase 549,000 shares of common stock at prices between $.10 and $.20. These warrants have expiration dates through August 1, 2003.

As of March 31, 2002, Force 10 had outstanding options to purchase 2,800,000 shares of common stock at prices between $.25 and $.82. Of these options, 350,000 are fully vested. These options expire between February 1, 2005 and December 31, 2005.

Registrar and Transfer Agent
----------------------------

         The company's registrar and transfer agent is PublicEase Stock Transfer, located at 3663 E. Sunset Road, Suite 104, Las Vegas, Nevada 89120; where its telephone number is (702) 212-8797.

Recent Sales of Unregistered Securities
---------------------------------------

Force 10 made the following sales of unregistered securities during the fiscal year ended March 31, 2002:

         (a) In November 2001, Force 10 issued 6,400,000 shares of its restricted common stock to the shareholders of Force 10 Trading, Inc. in consideration for all of the stock outstanding in Force 10, Trading, Inc. in connection with the merger agreement between Petrex Corporation and Force 10 Trading, Inc.
         (b) In February 2002, Force 10 issued 200,000 shares of its restricted common stock to two individuals under a consulting agreement for a one-year term. This stock was valued at $35,000, or $0.175 per share.
         (c) In February 2002, Force 10 issued 350,000 shares of its restricted common stock to one individual as a commission for brokering the merger by and between Petrex and Force 10 Trading, Inc. This stock was valued at $61,250, or $0.175 per share.
         (d) In February 2002, Force 10 issued 125,000 shares of its restricted common stock to one individual as a consulting fee for assisting Force 10 in its start up phases. This stock was valued at $21,875 or $0.175 per share.
         (e) In February 2002, Force 10 issued 150,000 shares of its restricted common stock to one individual under his employment contract. This stock was valued at $26,250 or $0.175 per share.
         (f) In February 2002, Force 10 issued 600,000 shares of its restricted common stock to one individual as a consulting fee for locating real estate for Force 10 to purchase. This stock was valued at $105,000 or $0.175 per share.

         (g) In March 2002, Force 10 issued 100,000 shares of its restricted common stock to one individual as a consulting fee to assist Force 10 in selling its products. This stock was valued at $17,500 or $0.175 per share.
         (h) In March 2002, Force 10 issued 75,000 shares of its restricted common stock to Craig Hewitt, a Director, as a Director's fee. This stock was valued at $13,125 or $0.175 per share.
         (i) In March 2002, Force 10 sold 200,000 shares of its restricted common stock to one accredited investor for a total gross proceeds of $43,286 or $0.216 per share. A commission of $5,000 was paid to one individual in connection with this offering.

Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by
Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

         o Neither Force 10 or any person acting on behalf of Force 10 solicited any offer to buy or sell the securities by any form of general solicitation or advertising;
         o The purchasers represented that they were acquiring the securities as a principal for their own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws; and
         o The securities were issued with the understanding that they may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for Force 10 operations only since its inception on July 15, 2001. Comparisons to the prior year have not been presented since the company was not conducting any operations prior to the acquisition of Force 10 Trading, Inc. on November 2, 2001.

Results of Operations.

(a)      Revenues.

For the year ended March 31, 2002, Force 10 reported total operating revenues of $38,022. Prior to January 1, 2002, Force 10 was still in a development stage and therefore did not previously report revenues.

Through its agreement with the partners of Collbrook Strategies Limited Partnership, Collbrook generated approximately 95% of Force 10's revenues for the year ended March 31, 2002.

(b)      Selling, General and Administrative Expenses.

Force 10 incurred total selling, general and administrative expenses ("SG&A") of $634,212 for the year ended March 31, 2002. Of these expenses, approximately $135,000 represented amounts paid in Force 10's common stock to consultants. Total expenses of $166,329 were paid or accrued to consultants for the year ended March 31, 2002. This represented 26% of SG&A. Total salaries of $235,970 represented the largest expense, a total of 37% of SG&A.

(c)      Depreciation and Amortization.

Depreciation for the year ended March 31, 2002 was equal to $4,030.

Force 10 amortized the discounts and original issue costs on certain notes payable during the year. These amounts have been included in interest expense.

(d)      Interest Expense.

Force 10 incurred interest expense of $192,901 in the fiscal year ended March 31, 2002. Of this interest expense, $179,110 represent amortization of the original issue costs and discounts on the notes payable as a result of below-market warrants issued with the notes.

(e)      Income Tax Benefit.

     For the fiscal year ending March 31, 2002, Force 10 had a net operating loss carryforward of $596,336 expiring on March 31, 2017. Force 10 has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)      Net Loss.

Force 10 recorded a net loss of $813,640 for the fiscal year ended March 31, 2002.

(g)      Other Income/Expense.

Force 10 recorded losses on securities sales of $11,345 for the year ended March 31, 2002. This was generated while testing various securities and options trading platforms and is not expected to be a recurring source of losses or gains.

Liquidity and Capital Resources.

Force 10 had a working capital deficit of $78,593 as of March 31, 2002. Of the current assets as of March 31, 2002, $379,773 represented prepaid amounts to consultants under various consulting agreements. As these are not liquid assets, they will not support the payment of Force 10's current liabilities. Without regard to the prepaid expenses, Force 10 had a working capital deficit of $458,366.

Of the notes payable that Force 10 has issued, a total of approximately $274,000 of notes and accrued interest is overdue and payable as of March 31, 2002. Force 10 believes that it can negotiate a settlement on the payment of these notes that would involve a combination of cash payments and the issuance of Force 10's restricted common stock.

The report of Force 10's independent certified public accountants notes that Force 10 has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern. Force 10 plans on continuing to raise capital through various private placement offerings of its common stock and through the offering of additional note agreements with prospective investors.

Force 10 believes that future equity sales or other financings can be achieved to adequately finance its growth and retire its existing debts. Therefore, Force 10's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. Force 10 estimates that it will need to raise approximately $1,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to Force 10. The ability of Force 10 to continue as a going concern is dependent on additional sources of capital and the success of Force 10's business plan. Regardless of whether Force 10's cash assets prove to be inadequate to meet Force 10's operational needs, Force 10 might seek to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, Force 10 may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in Force 10.

Certain Indebtedness.

From July 2001 through March 2002, Force 10 entered into certain note agreements with unrelated third party investors. These notes bore an interest rate of 10-12% and most of the notes included either stock and/or warrants. The terms of the notes varied between 120 and 180 days. A total of 310,000 shares of common stock were issued in conjunction with the issuance of these notes. Additionally, 549,000 warrants to purchase Force 10's common stock at prices between $0.10 and $0.20 per share were granted. These warrants have expiration dates through August 1, 2003.

Of the notes payable that Force 10 has issued, a total of approximately $274,000 of notes and accrued interest is overdue and payable as of March 31, 2002. Force 10 believes that it can negotiate a settlement on the payment of these notes that would involve a combination of cash payments and the issuance of Force 10's restricted common stock.

Inflation.

Force 10's management does not believe that inflation has had or is likely to have any significant impact on Force 10's operations.

Other.

Force 10 does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

ITEM 7.           FINANCIAL STATEMENTS
-------

Smith & Company
Salt Lake City, UT

                          INDEPENDENT AUDITOR'S REPORT


Officers and Directors
Force 10 Trading, Inc.
Draper, Utah

We have audited the accompanying balance sheet of Force 10 Trading, Inc. (a Nevada corporation) as of March 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from July 15, 2001 (date of inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force 10 Trading, Inc. as of March 31, 2002, and the results of its operations, changes in stockholders' equity, and its cash flows for the period from July 15, 2001 (date of inception) to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has cash flow constraints, and an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smith & Company
                                                    Certified Public Accountants
Salt Lake City, Utah
June 13, 2002

FORCE 10 TRADING, INC.

BALANCE SHEET
MARCH 31, 2002


ASSETS

CURRENT ASSETS:
Inventory                                                             $  23,795
Commissions Receivable                                                   13,830
Stock Subscriptions Receivable                                           43,486
Prepaid Expenses                                                        379,773
Deferred issue costs                                                        421
                                                                      ----------

         Total Current Assets                                           461,305

Deposits                                                                  6,757
Long-term prepaid expenses                                              196,778
Property and equipment, net (Note 3)                                     28,370
                                                                      ----------

         Total Assets                                                 $ 693,210
                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $  92,352
Bank overdraft                                                           14,275
Due to Officers                                                          38,194
Accrued interest                                                         13,349
Notes payable, net of discounts of $31,446                              377,354
Current portion of capital lease                                          4,374
                                                                      ----------

         Total current liabilities                                      539,898


Capital lease payable, net of current portion                             6,119
                                                                      ----------

         Total liabilities                                              546,017


Commitments and contingencies (Note 5)                                       --

STOCKHOLDERS' EQUITY:
Preferred stock, 50,000,000 authorized
         None outstanding
Common stock, par value $.001;
         75,000,000 shares authorized,
         9,851,910 shares issued
         and outstanding                                                  9,852
Additional paid-in capital                                              950,981
Accumulated deficit                                                    (813,640)
                                                                      ----------

Total stockholders' equity                                              147,193

Total liabilities and stockholders' equity                            $ 693,210
                                                                      ==========

The accompanying notes are an integral part of these financial statements

FORCE 10 TRADING, INC.

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 15, 2001 (INCEPTION) TO MARCH 31, 2002


Net revenues                                                        $    38,022

Cost of Sales                                                            12,404
                                                                    ------------

Gross Profit                                                             25,618

General and administrative expenses                                     634,212
                                                                    ------------

Loss from operations                                                   (608,594)

Loss on Securities Sales                                                (11,345)
Interest expense                                                       (192,901)
                                                                    ------------

Loss before provision for income taxes                                 (812,840)
                                                                    ------------

Provision for income taxes                                                 (800)
                                                                    ------------

Net loss                                                            $  (813,640)
                                                                    ============

Basic and diluted net loss per weighted
  Average share (Note 2)                                            $     (0.11)

Weighted Average Shares Outstanding:
  Basic                                                               7,339,972

The accompanying notes are an integral part of these financial statements

FORCE 10 TRADING, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 15, 2001 (INCEPTION) TO MARCH 31, 2002

                                                         COMMON STOCK          ADDITIONAL
                                                   ------------------------     PAID-IN      ACCUMULATED
                                                     SHARES        AMOUNT       CAPITAL        DEFICIT         TOTAL
                                                   ----------    ----------    ----------     ----------     ----------
Stock issued to founder on July 15, 2001           6,090,000     $   6,090     $  (6,090)     $      --      $      --

Stock issued in
   2001 for notes payable                            310,000           310        69,337             --         69,647

Value of Warrants issued in
  conjunction with notes payable                          --            --       111,080             --        111,080

Shares issued in Petrex merger                       445,854           446          (446)            --             --

Officers compensation deemed
   contribution to capital                                --            --        25,990             --         25,990

Value of warrants issued to consultant                    --            --        10,000             --         10,000

Stock Issued for Services                          2,806,056         2,806       697,824             --        744,116

Stock sold for cash                                  200,000           200        43,286             --             --

Net loss (inception through December 31, 2001)            --            --            --       (813,640)      (813,640)
                                                   ----------    ----------    ----------     ----------     ----------

Balance at March 31, 2002                          9,851,910     $   9,852     $ 950,981      $(813,640)     $ 147,193

                       The accompanying notes are an integral part of these financial statements

                                                          22

FORCE 10 TRADING, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 15, 2001 (INCEPTION) TO MARCH 31, 2002


Cash flows from Operating Activities:
  Net loss                                                             (813,640)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED BY OPERATING ACTIVITIES:

Officers Salary treated as contributed to capital                        25,990
Expenses paid with stock                                                710,630
Depreciation and Amortization                                           184,757
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Prepaids                                                               (576,972)
Accounts payable                                                         92,352
Receivable                                                              (13,830)
Stock Sub Rec                                                           (43,486)
Deposits                                                                 (6,757)
Accrued interest                                                         13,349
                                                                      ----------

  NET CASH USED IN OPERATING ACTIVITIES                                (427,607)
                                                                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Assets purchased                                                  (32,400)
Inventory                                                               (23,795)
                                                                      ----------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                             (56,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                                     43,486
Notes                                                                   402,354
Payback of notes                                                        (25,000)
Lease Payable                                                            10,493
Increase due to affiliate                                                38,194
                                                                      ----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                             469,527
                                                                      ----------

Net increase (decrease) in cash                                         (14,275)

Cash, at beginning of period                                                  0
                                                                      ----------

Cash, at end of period                                                  (14,275)
                                                                      ==========

Supplemental Disclosures of Cash Flow Information
Cash paid for: Interest                                               $  31,119
               Taxes                                                  $     800

The accompanying notes are an integral part of these financial statements

FORCE 10 TRADING, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

CHANGE IN REPORTING ENTITY

The statement of operations reflects the acquisition of Petrex, a Section 12(g) reporting company under the Securities Act of 1934, by Force 10, a development-stage company, on November 2, 2001 in a reverse acquisition, consummated by issuing 6,400,000 shares of common stock of Petrex to the founders and certain note holders of Force 10. Reverse acquisition accounting is appropriate since the shareholders of Force 10 controlled approximately 80% of outstanding common stock of Petrex immediately after the acquisition, and management of Force controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Petrex accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Force 10 at their historical cost. Petrex had no assets nor any liabilities on the date of the reverse acquisition, accordingly, no value was ascribed to the purchase. Since Petrex had no operations and was considered a blank-check company, no goodwill was reflected in connection with the reverse acquisition.

ORGANIZATION AND NATURE OF OPERATIONS

The Registrant was originally organized in the State of Utah on May 13, 1981, under the name "Oro Rico, Ltd." ("Oro Rico"). On August 16, 1994, the Registrant was merged into Tierra Rica, Ltd., a Nevada corporation organized on May 7th, 1993 ("Tierra Rica"), for the purpose of changing its domicile to the State of Nevada. The surviving company was Tierra Rica and its Articles of Incorporation are the same used by the Registrant today. On August 17, 1994, Petrex Corporation was organized in the State of Utah and in September of 1994, Petrex Corporation merged with Tierra Rica with Tierra Rica being the surviving corporation. On October 24, 1994, the Registrant filed a Certificate of Amendment with the Secretary of State of the State of Nevada, whereby it changed its name to Petrex Corporation. In November of 1998, the Registrant amended its Articles of Incorporation changing its name from Petrex Corporation to Institute of Cosmetic Surgery, Inc. In July of 2000, the Registrant again amended its Articles of Incorporation and changed its name back to the Petrex Corporation.

The Registrant effectuated a reverse twenty-for-one stock split and merged with Force 10 Trading, Inc., a Nevada corporation ("Force 10"), and issued a total of 6,400,000 shares of its $0.001 par value common stock to the stockholders of Force 10. After the effective date of the merger, the Registrant had 6,839,354 shares of common stock outstanding. As of March 31, 2002, the Registrant had 9,851,910 shares of common stock outstanding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and requires funds for its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking financing through future collaborative arrangements with third parties to meet its cash needs. There are no assurances that funds will be available to execute the Company's operating plan or that future collaborative arrangements will be consummated. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of income and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

REVENUE RECOGNITION

The Company generates revenues from its electronic trading and brokerage service on a per-transaction basis. Revenues are recorded at the time the services are rendered.

After the close of the fiscal year ended March 31, 2002, the Company began the sale of educational products and tutorial services for stock trading. These revenues will be recorded and recognized at the time of the sale.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

The Company periodically reviews the value of its property and equipment for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the future undiscounted net cash flows expected to be generated by an asset from its use and eventual deposition are less than the carrying amount of the asset.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

FISCAL YEAR-END

The Company has elected March 31 year end for financial and income tax reporting purposes.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives must be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. Currently, the Company has no derivatives.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is anti-dilutive. Stock options and stock warrants to purchase shares on common stock that were outstanding at March 31, 2002 which were not included in the computation of diluted loss per share because the impact would have been anti-dilutive were 2,800,000 and 549,000 respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2002:

Furniture                                          $  7,050
Equipment                                            25,350
                                                   ---------
                                                     32,400
Less accumulated depreciation                        (4,030)
                                                   ---------

                                                   $ 28,370
                                                   =========

NOTE 4 - NOTES PAYABLE WITH STOCK PURCHASE WARRANTS

During the period from Inception to March 31, 2002, the Company issued promissory notes to third parties totaling $433,800 under a private placement. As of March 31, 2002, a total of $25,000 in principal payments have been made. The notes bear interest at a rate of 10-12% per annum and have terms between 120 and 180 days from the date of issuance. Most of the notes contain a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price between $.10 and $.20 per share. The warrants may be exercised through August 1, 2003. The maximum number of shares of the Company's common stock which may be issued under the warrants is 549,000 shares. Management valued these warrants at $180,727 and is charging interest expense to operations over the term of the notes. In addition, concurrent with the issuance of the notes with detachable stock purchase warrants, the Company issued 310,000 shares of common stock valued by management at $69,647 and this amount has also been charged to interest expense over the term of the notes.

As of March 31, 2002, a total principal amount of $274,000 was overdue and payable. The Company is negotiating a settlement on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

The Company incurred $30,250 in debt issuance costs in connection with these notes. Debt issuance costs are being amortized to interest expense over the term of the notes.

NOTE 5 - LEASES AND COMMITMENTS:

The company leases its facilities under a non-cancelable operating lease that commenced on April 5, 2002 and expires in 2006.

Assets recorded under capital leases consist of a communications system totaling $13,612.

Future annual minimum lease payments for all non-cancelable operating and capital leases as of March 31, 2002 are as follows:

                                    Capital          Operating
                                    Lease            Lease

Year ending March 31,
         2003                           $  5,227        $      0
         2004                              5,227          42,076
         2005                              1,307          43,759
         2006                                -0-          45,510
                                        ---------       ---------
                                        $ 11,761        $131,345

Less amount representing interest         (1,268)
                                        ---------

Present value of net minimum lease
  payments under capital leases         $  10,493
                                        ==========

Rent expense for the fiscal year ended March 31, 2002 was $18,041.

NOTE 6 - STOCKHOLDERS' EQUITY

In July 2001, the founders received 6,090,000 shares of common stock upon formation of the Company. No value was ascribed to these shares. See Note 4 for other equity transactions.

NOTE 7 - OPTIONS AND WARRANTS

As of March 31, 2002, Force 10 had outstanding warrants to purchase 549,000 shares of common stock at prices between $.10 and $.20. These warrants have expiration dates through August 1, 2003.

As of March 31, 2002, Force 10 had outstanding options to purchase 2,800,000 shares of common stock at prices between $.25 and $.82. Of these options, 350,000 are fully vested. The options have expiration dates between February 1, 2005 and December 31, 2005.

A summary of the options and warrants issued in the year-ended March 31, 2002 is as follows:

Stock Options
-------------

Authorized in year-ended March 31, 2002              2,800,000

Vested as of March 31, 2002                            350,000

Average Exercise Price of Options                  $      0.25

Options Exercised as of March 31, 2002                       0

Warrants
--------

Authorized in year-ended March 31, 2002                549,000

Average Strike Price of Warrants                $         0.15

Warrants Exercised as of March 31, 2002                      0

NOTE 8 - INCOME TAXES:

The Company's income tax expense is not significant.

NOTE 9 - SUBSEQUENT EVENTS:

The Company incorporated a wholly owned subsidiary, Capital Market Mentors, Inc., in April 2002. This subsidiary was formed for the purpose of selling the Company's educational and tutorial materials.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   FINANCIAL DISCLOSURES

On February 8, 2002, Force 10 replaced the accounting firm of Bryant & Welborn, L.L.P. as its independent auditors. Bryant & Welborn, L.L.P. previously issued on June 26, 2001, their report on the balance sheets of Force 10's predecessor, Petrex Corporation, as of March 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended.

Bryant & Welborn, L.L.P., in their report on Force 10's financial statements for the years ended March 31, 2001 and 2000, stated that there was substantial doubt about Force 10's ability to continue as a going concern because the company incurred a net loss of $22,064 and $7,013 during the years ended March 31, 2001 and 2000 and had no source of revenues. The financial statements did not include any adjustments from this uncertainty. Their report did not contain any other adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

There were no disagreements with Bryant & Welborn, L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period from March 31, 2001 to the date of their dismissal.

On February 8, 2002, Force 10 engaged the accounting firm of McKennon, Wilson & Morgan LLP located in Irvine, CA to perform its annual audit for the year ended March 31, 2002. Force 10 Trading, Inc., as a private company prior to its merger with Force 10, had previously retained McKennon, Wilson & Morgan LLP in connection with the merger of Force 10 into Force 10. The merger was reported on a Form 8-K filed with the SEC on November 7, 2001 and amended January 17, 2002. The decision to change auditors on February 8, 2002 was a result of the merger.

The above-listed transactions were reported on a Form 8-K filed with the SEC on February 15, 2002.

On May 16, 2002, pursuant to the approval of the Board of Directors, Force 10 replaced the accounting firm of McKennon, Wilson & Morgan LLP as its independent auditors. McKennon, Wilson & Morgan LLP has not audited the financial statements of Force 10 since being named as certifying accountants on February 8, 2002. On January 15, 2002, McKennon, Wilson & Morgan LLP issued a report on the acquisition subsidiary, Force 10 Trading, Inc., as of October 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from inception (July 15, 2001) through October 31, 2001, which was included in Force 10's Form 8-K filed on January 17, 2002.

In their report on Force 10's financial statements for the period from July 15, 2001 (inception) to October 31, 2001, McKennon, Wilson & Morgan LLP stated that there was substantial doubt about Force 10's ability to continue as a going concern because the company incurred a net loss of $140,360 during the period ended October 31, 2001 and had no source of revenues. The financial statements did not include any adjustments from this uncertainty. Their report did not contain any other adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

There were no disagreements with McKennon, Wilson & Morgan LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period from October 31, 2001 to the date of their replacement.

On May 16, 2002, Force 10 engaged the accounting firm of Smith & Company located in Salt Lake City, Utah to perform its annual audit for the year ended March 31, 2002. The decision to change auditors on May 16, 2002 was a result of the decision of management to have an auditing firm with an office within the same region as Force 10's corporate headquarters in the greater Salt Lake City area. Since inception in July 2001 and during Force 10's most recent fiscal year and the subsequent interim period prior to engaging Smith & Company, neither Force 10, nor someone on its behalf, consulted with Smith & Company regarding any accounting or auditing concerns.

The above-listed transactions were reported on a Form 8-K filed with the SEC on May 23, 2002 and amended June 13, 2002.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; ------- COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of Force 10 are set forth below; there are no other promoters or control persons of Force 10. The directors named below will serve until the next annual meeting of Force 10's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Force 10's affairs. The directors and executive officers of Force 10 are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.
                                 POSITION                   DATES
-------------------------------------------------------------------------------
NAME                  AGE        WITH COMPANY               OF SERVICE
----                  ---        ------------               ----------

Mary E. Blake         49         President, Secretary,      11/01 to present
                                 Treasurer & Director
Jon H. Marple         62         Chief Executive Officer,   11/01 to present
                                 Chairman & Director
Richard W. Torney     62         Director                   11/01 to present
Craig A. Hewitt       33         Director                   11/01 to present

Jon H. Marple, Chairman/Chief Executive Officer/Director

Mr. Marple, age 62, is the co-founder of Force 10 Trading and has professional experience that includes being a successful lawyer and entrepreneur for 35 years. Prior to founding Force 10 in 2001, Mr. Marple was the founder and President of IJNT.net, Inc., later known as Universal Broadband Networks, Inc. With IJNT, Mr. Marple built the company from a concept to a NASDAQ company with a $500 million market capitalization. Mr. Marple has started a number of other successful businesses, both private and public and is a graduate of Brigham Young University and the University of Washington School of Law.

Mary E. Blake, President/Treasurer/Secretary/Director

Ms. Blake, age 49, co-founded Force 10 Trading with Mr. Marple, her husband. She has had a 25-year career in business management that began with Southwestern Bell Telephone Company. Since leaving Southwestern Bell she has engaged in entrepreneurial pursuits. The past 10 years Ms. Blake has served as a corporate officer or director of two public companies. She was co-founder along with Jon Marple and served as president and secretary of IJNT.net, a company that went from concept to NASDAQ in a little more than 2 years. Ms Blake attended Sam Houston State University for two years and then Texas A & M University for two years in the Business College. On June 4, 2001, Ms. Blake, without admitting or denying the matters, consented to an Order by the Securities and Exchange Commission that Ms. Blake cease and desist from committing or causing any violations of, and committing or causing any future violations of, Sections 13(d) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16a-2 and 16a-3 promulgated thereunder. Ms. Blake made late filings concerning her beneficial ownership interest in another public company.

Ms. Blake and Mr. Marple are married.

Craig A. Hewitt, Director

Mr. Hewitt, age 33, has served in top financial positions to three companies that have gone from startup to public entities. His expertise has been focused on high-growth startup companies including CFO of Universal Broadband Networks ("UBNT"), which went from the OTC to NASDAQ and achieved a $500 million market cap. Mr. Hewitt has participated in over $100 million in financing for companies. Mr. Hewitt was also involved with HNC Software Insurance Solutions, which was also a start-up company that became NASDAQ listed with revenue increases from $9 million to $100 million during Mr. Hewitt's three-year tenure at HNC. At his current position as CFO of Junum, Inc. he has helped guide the company from a private entity to the OTC and has qualified as a major exchange listed candidate. With Junum, as well as his other positions, Mr. Hewitt has extensive expertise and knowledge of national stock market listings, senior debt, public offerings and private placements.

Richard W. Torney, Director

Mr. Torney, age 62, is president of Imaging Systems, Inc. a U.S. company and Manager of Imaging Systems International, Inc. a British Virgin Islands corporation. These two organizations have been exclusive representatives of Vutek, Inc. of Meredith, New Hampshire. Vutek is a manufacturer of large format airbrush and digital printing equipment. Mr. Torney has been responsible for management and sales in the Western Hemisphere and Spain over the last decade. During this period, Vutek has become a leader in digital printing megatrend and has grown from a small startup to a value of $275 million. Mr. Torney is also a Certified Financial Planner with vast experience in startups and developing companies. He also served on the board of Universal Broadband Networks at the time the company was on NASDAQ. He is fluent in German and Spanish.

SECTION 16(a) - Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Force 10's executive officers and directors, and persons who beneficially own more than 10% of Force 10's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish Force 10 with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of the forms furnished to Force 10 and information involving securities transactions of which Force 10 is aware, Force 10 is aware of two directors who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2002. Richard Torney, director of Force 10, did not file a Form 3 for 150,000 shares of stock acquired by Oil International Technologies, Inc., a corporation Mr. Torney controls, on November 2, 2001. Craig Hewitt, a director of Force 10, failed to file a Form 3 for 25,000 shares of common stock acquired by Hewitt & Associates, a corporation Mr. Hewitt controls, on November 2, 2001. Subsequent to March 31, 2002, Mr. Hewitt did not file a Form 4 for 75,000 shares of common stock acquired on March 6, 2002.

         Both Mr. Torney and Mr. Hewitt filed a Form 5 on or about June 28, 2002 reporting these transactions and have been advised as to future compliance with SEC reporting requirements.


ITEM 10. EXECUTIVE COMPENSATION.
--------

Prior to the acquisition of Force 10 Trading, Inc. in November of 2001, no cash compensation had been paid to any of Force 10's executive officers during the past three fiscal years.

The table below shows the compensation paid to Force 10's President and Chief Executive Officer since the closing of the acquisition of Force 10 Trading, Inc. and the compensation of the President prior to the acquisition. No other officers or employees received total compensation that exceeded $100,000.

                                                     Summary Compensation Table

                                   Annual Compensation                                                 Long-term Compensation

Name and             Fiscal                                 Other           Restricted  Securities                 All
Principal            Year                                   annual          stock       underlying       LTIP      other
Position             Ended         Salary          Bonus    compensation    awards      options/SARs     payouts   compensation
         (a)              (b)            (c)         (d)          (e)           (f)            (g)          (h)           (i)

Jon H. Marple,
Chairman & CEO       3/31/2002      86,000(1)        0              0            0       36,667(2)          0             0

Mary E. Blake,
President            3/31/2002      30,000(3)        0              0            0       36,667(2)          0             0

G.W. McDonald,
President            3/31/2001            -          0              0            0            0             0             0

G.W. McDonald,
President            3/31/2000            -          0              0            0            0             0             0

         (1) Includes $8,194 of compensation accrued and not paid as of March 31, 2002. Also includes $25,990 of compensation that was not paid and was treated as a contribution to capital of Force 10.
         (2) Both Mr. Marple and Ms. Blake received 1,000,000 options at a price of $.25 per share as part of their employment contracts dated January 1, 2002. 1/3 of these options, or 333,333 options each, will vest on June 30, 2002. The value of the options which vest on June 30, 2002 has been calculated at the current value of the stock at March 31, 2002 of $0.36 less the option price of $0.25.
         (3) All of Ms. Blake's salary was accrued and not paid as of March 31, 2002.

The Directors of Force 10 who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.

Employment Agreements.

On January 1, 2002, Force 10 entered into written employment agreements with its current officers, Mr. Marple and Ms. Blake.

The employment contract with Mr. Marple calls for a base salary of $10,000 per month for a term of five years. The base salary is to increase at a rate of 10% per year over the term of the agreement. Mr. Marple was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vest on June 30, 2002 with the remaining options vesting over the next three years of the contract. Mr. Marple is also due to receive an override of four percent on all sales of Force 10's educational materials.

The employment contract with Ms. Blake calls for a base salary of $10,000 per month for a term of five years. The base salary is to increase at a rate of 10% per year over the term of the agreement. Ms. Blake was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vest on June 30, 2002 with the remaining options vesting over the next three years of the contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

         The following table sets forth certain information regarding the beneficial ownership of Force 10's common stock by each person or group that is known by Force 10 to be the beneficial owner of more than five percent of its outstanding common stock, each director of Force 10, each person named in the Summary Compensation Table, and all directors and executive officers of Force 10 as a group as of March 31, 2002. Unless otherwise indicated, Force 10 believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable.

Title of          Name and Address of       Amount and Nature          Percent
 Class            Beneficial Owner          of Beneficial Owner        of Class

Common            Mary E. Blake (3)            3,894,000 (1)            39.53%
                  12227 S. Business Park Place
                  Suite 200
                  Draper, UT  84020

Common            Jon H. Marple (3)                    0 (2)             0.00%
                  12227 S. Business Park Place
                  Suite 200
                  Draper, UT  84020

Common            Richard Torney (4)             150,000                 1.49%
                  12227 S. Business Park Place
                  Suite 200
                  Draper, UT  84020

Common            Craig Hewitt (5)               100,000                 1.00%
                  12227 S. Business Park Place
                  Suite 200
                  Draper, UT  84020

All Directors and Officers as a Group
(4 Persons)                                     4,144,000               42.06%

         (1) Does not include 1,000,000 options to purchase common stock at a price of $0.25 per share of which 333,333 vest on June 30, 2002. These options have not yet been issued.
         (2) Does not include 1,000,000 options to purchase common stock at a price of $0.25 per share of which 333,333 vest on June 30, 2002. These options have not yet been issued.
         (3)      Marple and Blake are husband and wife.
         (4) These shares are held in the name of Oil International Technologies, Inc., a corporation that Mr. Torney controls.
         (5) 25,000 shares are held in the name of Hewitt & Associates, Inc., a company Mr. Hewitt controls.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------

Force 10's President, Mary E. Blake, and Chief Executive Officer, Jon H. Marple, are married. Together they were owed $38,194 as of March 31, 2002. This amount is a combination of accrued and unpaid salary and expenses paid on behalf of Force 10.

As of March 31, 2002, Force 10 owed Charles Blake, Mary Blake's father, $4,800 from a non-interest bearing note loaned to Force 10 in March 2002.

On February 1, 2002, Force 10 signed a consulting agreement with Jon Richard Marple, Jon H. Marple's son. The terms of this agreement calls for 95,000 shares of free-trading stock to be issued to the consultant with a monthly consulting fee of $5,000 per month. Force 10 also granted the consultant 300,000 options to purchase common stock at a price of $.25 per share. These options vest over a two-year period.

During the year ended March 31, 2002, Force 10 paid or accrued expenses to Man Rabbit House a total of $29,261 for printing and design services. Man Rabbit House is owned and operated by the nephew of Mary E. Blake.

During the year ended March 31, 2001, Force 10 became a branch office of U.S. Trading through an agreement with David Marple, the nephew of Force 10's chairman. Through his agreement with U.S. Trading, David Marple was retained as a manager of U.S. Trading and was authorized to open a branch office. Mr. Marple acts as a compliance officer for a fee of $5,000 per month.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
--------

(a) EXHIBITS

(3)(i)   Articles of Incorporation and amendments thereto.  (1)
   (ii)  By-laws. (1)
(10.1) Agreement and Plan of Reorganization by and among Force 10 Trading, Inc., a Nevada corporation, and Petrex Corporation, a Nevada corporation, dated as of October 5, 2001. (2)
(10.2) Escrow Agreement by and among Force 10 Trading, Inc., Petrex Corporation and Weed & Co., L.P. (2)
(10.3)   Employment Agreement with Mary E. Blake
(10.4)   Employment Agreement with Jon H. Marple
(10.5)   Consulting Agreement with Jon Richard Marple
(10.6) Independent Contractors Agreement with Collbrook Strategies Limited Partnership
(10.7) Exclusive Product Licensing Agreement with Collbrook Strategies Limited Partnership
(10.8)   Exclusive Product Licensing Agreement with Neil Cushing
(10.9)   Commercial Lease with Draper Business Park for Draper, Utah office
(10.10) Branch/Office Agreement by and between U.S. Trading Corporation and David R. Marple
(21)     Subsidiaries of Force 10

(1) Previously filed as an exhibit to the company's Form 10-SB and amendments thereto, filed July 31, 2001 (File No. 000-33029).
(2) Previously filed with Force 10's filing of a Form 8-K on November 7, 2001 (File No. 000-33029).

(b) REPORTS ON FORM 8-K

On February 15, 2002, Force 10 filed a Form 8-K reporting a change in the registrant's certifying accountant on February 8, 2002. Force 10 replaced the accounting firm of Bryant & Welborn, L.L.P. as its independent auditors with McKennon, Wilson & Morgan LLP, located in Irvine, CA. Bryant & Welborn, L.L.P. previously issued on June 26, 2001, their report on the balance sheets of Force 10 as of March 31, 2001 and 2002, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. The decision to change auditors on February 8, 2002 was a result of the change in management as a result of the merger between Force 10 and Petrex.

Subsequently, on May 23, 2002, Force 10 filed a Form 8-K reporting a change in the registrant's certifying accountant on May 16, 2002. Force 10 replaced the accounting firm of McKennon, Wilson & Morgan LLP as its independent auditors with the accounting firm of Smith & Company located in Salt Lake City, Utah. McKennon, Wilson & Morgan LLP had not audited the financial statements of Force 10 since being named as certifying accountants on February 8, 2002. On January 15, 2002, McKennon, Wilson & Morgan LLP issued a report on the acquisition subsidiary, Force 10 Trading, Inc., as of October 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from inception (July 15, 2001) through October 31, 2001, which was included in Force 10's Form 8-K filed on January 17, 2002. The decision to change auditors on May 16, 2002 was a result of the decision of management to have an auditing firm with an office within the same region as Force 10's corporate headquarters in the greater Salt Lake City area.

                                   SIGNATURES

            In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Force 10 Trading, Inc.


                                              By: /s/ Jon H. Marple
                                                 ---------------------------
                                              Name: Jon H. Marple
                                              Title: Chief Executive Officer

                                              Date:  June 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------- -------------------------------- -------------------
Name                        Title                            Date
--------------------------- -------------------------------- -------------------
/s/Jon H. Marple            Chief Executive Officer,         June 28, 2002
   -------------            Chairman and Director
Jon H. Marple
--------------------------- -------------------------------- -------------------
/s/Mary E. Blake            President, Secretary,            June 28, 2002
   -------------            Treasurer & Director
Mary E. Blake
--------------------------- -------------------------------- -------------------
/s/Richard W. Torney        Director                         June 28, 2002
   -----------------
Richard W. Torney
--------------------------- -------------------------------- -------------------
/s/ Craig A. Hewitt         Director                         June 28, 2002
    ---------------
Craig A. Hewitt
--------------------------- -------------------------------- -------------------