Form 10QSB
period 2002-06-30
FORCE 10 TRADING INC
filed 2002-08-14
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                      ----

                                  FORM 10-QSB


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended June 30, 2002

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-33029

                             FORCE 10 TRADING, INC.
            Incorporated pursuant to the Laws of the State of Nevada



       Internal Revenue Service - Employer Identification No. 87-0382438


                        12227 South Business Park Place
                                   Suite 200
                                Draper, UT 84020
                                 (801) 619-3500

                     Address of principal executive offices

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No __ _

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2002, was 10,271,196.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

     ITEM 1. FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002                    3

          CONSOLIDATED  STATEMENT OF OPERATIONS FOR THE
           THREE MONTHS ENDED JUNE 30, 2002                                 4

          CONSOLIDATED  STATEMENT OF CASH FLOWS FOR THE
           THREE MONTHS ENDED JUNE 30, 2002                                 5

          STATEMENT OF SHAREHOLDERS DEFICIT FROM JULY 15,2001
           (INCEPTION) THROUGH JUNE 30, 2002                                6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          12

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                             13

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                     13

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               14

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

     ITEM 5. OTHER INFORMATION                                             14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE                                                                  15

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending June 30, 2002.

                             FORCE 10 TRADING, INC.
                           CONSOLIDATED BALANCE SHEET
                              As of June 30, 2002

Assets                                                           June 30, 2002
                                                               ----------------
                                                                   (Unaudited)
Current assets:
Cash                                                           $         32,411
Investments                                                              95,294
Accounts Receivable                                                      51,835
Inventory                                                                63,433
Prepaid Expenses                                                        394,847
Deferred issue costs                                                     32,598
                                                               ----------------
        Total current assets                                            670,418
                                                               ----------------

Property and equipment, net                                              31,928

Long-term Portion of Prepaids                                           169,944
Website Development                                                       2,797
Deposits                                                                  6,757
                                                               ----------------
                                                               $        881,844
                                                               ================

Liabilities and Shareholders' Deficit
Current liabilities:
        Accounts payable                                       $         64,990
        Accrued Interest                                                 25,884
        Deferred Revenue                                                 10,521
        Deferred Rent Credit                                             37,929
        Notes payable, net of discounts of $89,248                      709,689
        Payable to Officer                                               71,624
        Current portion of capital lease                                  4,485
                                                               ----------------
                Total current liabilities                               925,122
                                                               ----------------

                Capital lease payable, net of current portion             4,954
                                                               ----------------

                Total liabilities                                       930,076
                                                               ----------------
Shareholders' deficit:
   Preferred stock, no par value; 50,000,000
  shares authorized and no shares outstanding                               -0-
     Common stock, par value $0.001 per share;
     75,000,000 shares authorized; 10,271,196
          shares outstanding as of June 30, 2002                         10,271
Additional paid-in capital                                            1,184,243
Accumulated deficit                                                  (1,242,746)
                                                               ----------------
     Total Shareholders' deficit                                        (48,232)
                                                               ----------------
Total liabilities and shareholders' deficit                    $        881,844
                                                               ================

The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                    Three months
                                                                           ended
                                                                   June 30, 2002
                                                                ----------------
Net Revenues                                                    $       103,117
Cost of Sales                                                            39,415
                                                                ----------------

Gross Profit                                                             63,702

General and administrative                                              442,348
                                                                ----------------
Loss from operations                                                   (378,646)
Loss on sales of securities                                              (4,706)
Interest Expense                                                        (45,754)
                                                                ----------------

Loss before provision for income taxes                          $      (429,106)
                                                                ===============

Provision for income taxes                                                    0

Net loss                                                               (429,106)

Earnings (loss) per common share                                $       (0.0418)


The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            For the Three Months
                                                            Ended June 30, 2002
                                                            -------------------
Cash flows from operating activities
Net loss                                                    $          (429,106)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation                                                        1,574
      Amortization of discounts on notes payable
        and deferred issuance costs                                      31,830
      Expenses paid with stock                                          249,460
      Change in operating assets and liabilities:
        Accounts payable                                                (27,362)
        Accounts receivable                                             (38,005)
        Stock Subscription receivable                                    43,486
        Accrued Expenses                                                 12,536
        Prepaid Expenses                                                 11,761
        Deferred expenses                                                15,852
                                                            -------------------
Net cash used by operating activities                                  (127,974)
                                                            -------------------

Cash flows from investing activities:
        Investment                                                     (100,000)
        Website development                                              (2,798)
        Inventory                                                       (39,638)
        Acquisition of property and equipment                            (5,131)
                                                            -------------------
Net cash used by investing activities                                  (147,567)
                                                            -------------------

Cash flows from financing activities
        Sale of Common Stock                                              4,250
        Payments on capital lease                                        (1,054)
        Increase in Amount owed to Officer                               33,430
        Repayments of loans                                             (14,150)
        Proceeds from notes payable, net of issuance costs              299,750
                                                            -------------------
Net Cash provided by financing activities                               322,226
                                                            -------------------

Net increase (decrease) in cash and cash equivalents                     46,685
Cash and cash equivalents at beginning of period                        (14,274)
                                                            -------------------

Cash and cash equivalents at end of period                  $            32,411
                                                            ===================


The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                              Additional
                                                       Common Stock             Paid-In       Accumulated
                                                   Shares        Amount         Capital         Deficit          Total
                                                ----------   ------------   -------------   --------------   ------------
Stock issued to founder on 7/15/01               6,090,000   $      6,090   $      (6,090)  $            -   $          -
Stock issued in Sept and October
   2001 for notes payable                          310,000            310          69,337                -         69,647
Value of Warrants issued in
   conjunction with notes payable                                                 111,080                         111,080
Shares issued in Petrex merger                     445,854            446            (446)                              -
Officers compensation deemed contribution
   to capital                                                                      25,990                          25,990
Value of warrants issued to consultant                                             10,000                          10,000
Stock issued for Services in year ended
   March 31, 2002                                3,006,056          3,006         741,110                         744,116
Net loss for year ended March 31, 2002                   -              -               -         (813,640)      (813,640)
Value of Warrants issued in
   conjunction with notes payable                                                  86,559                          86,559
Stock Issued in Private Placement                   14,286             14           4,236                           4,250
Stock Issued for Services in quarter
   ended June 30, 2002                             405,000            405         142,467                         142,872
Net loss for quarted ended June 30, 2002                                                          (429,106)      (429,106)
                                                ----------   ------------   -------------   --------------   ------------

Balance at June 30, 2002                        10,271,196   $     10,271   $   1,184,243   $   (1,242,746)  $    (48,232)
                                                ==========   ============   =============   ==============   ============

The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Force 10 Trading, Inc, formerly Petrex Corporation, and its wholly owned subsidiaries(collectively the "Company"), markets high-end stock and commodity trading tutorial educational products that include one-on-one live mentoring lessons. Students who purchase the Company's educational products are mentored and coached by the Company's professional mentors on a weekly basis. The Company also operates a fully equipped office in Draper, Utah for active stock traders to their own trading accounts. Force 10, as an affiliate of a full service broker-dealer, can offer online trading access to traders as well. The Company's revenue model is based around the receipt of commissions from active stock traders with their own trading accounts in the Company's trading offices, commissions from traders placing trades through an online account with Force 10 and through the sale of the Company's educational materials.


Change in Reporting Entity

The unaudited statement of operations reflects the acquisition of Petrex, a 12(g) reporting company under the Securities Act of 1934, by Force 10, a development-stage company, on November 2, 2001 in a reverse acquisition, consummated by issuing 6,400,000 shares of common stock of Petrex to the founders and certain note holders of Force 10.

Reverse acquisition accounting is appropriate since the shareholders of Force 10 controlled approximately 80% of outstanding common stock of Petrex immediately after the acquisition, and management of Force controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Petrex accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Force 10 at their historical cost. Petrex had no assets nor any liabilities on the date of the reverse acquisition, accordingly, no value was ascribed to the stock in the merger. Since Petrex had no operations and was considered a blank-check company, no goodwill was reflected in connection with the reverse acquisition.

As Force 10 began business in July of 2001, comparative financial statement information is not available and as such the financials only reflect the current quarter's activity.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended June 30, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended June 30, 2002 has been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Company is in a net loss position. For the three months ended June 30, 2002, the weighted average number of shares outstanding totaled 10,061,553.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,242,746 since inception through June 30, 2002. The Company continues to operate at a net loss and incurred a loss of $429,106 in the quarter ended June 30, 2002. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2002:

Furniture                                       $   8,052
Equipment                                          29,479
                                                ---------
                                                   37,531
Less accumulated depreciation                      (5,603)
                                                ---------
                                                $  31,928
                                                =========

NOTE 5 -   NOTES PAYABLE

During the period from inception to June 30, 2002, the Company has issued promissory notes to third parties totaling $766,500 under various private placements. The notes have interest rates from 10-12% per annum and have terms varying from 120 days to 12 months from the date of issuance. Some of the notes contain a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10-20 per share. The warrants may be exercised from September 11, 2002 through June 11, 2004. The maximum number of shares of the Company's common stock which may be issued under the warrants is 734,000 shares. Management valued these warrants at $267,286 and will charge interest expense to operations over the term of the notes. In addition, concurrent with the issuance of the notes with detachable stock purchase warrants, the Company issued 310,000 shares of common stock valued by management at $69,647 and has charged interest expense to operations over the term of the notes.

The Company incurred $65,500 in debt issuance costs in connection with these notes. Debt issuance costs are being amortized to interest expense over the term of the notes.

As of June 30, 2002, the Company was in default on notes with a principal balance totaling $217,000. The Company is negotiating a settlement on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

NOTE 6 - LEASES AND COMMITMENTS:

Leases

The Company leases its facilities under a non-cancelable operating lease that expires in 2006. Rental and equipment lease expense was $16,544 for the quarter ended June 30, 2002. The terms of the lease defer any cash payments of base rent until April of 2003. The Company recorded the value of the rent at $40,458 and is charging this to expense over the year ended March 31, 2003. An offsetting deferred rent credit is being booked as a reduction to rent expense over the four-year term of the lease.

Assets recorded under capital leases consist of a communications system totaling $13,612.

Future annual minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2002 , are as follows:

                                           Capital         Operating
                                            Lease            Lease
                                         -----------       ----------
Year ending March 31,
              2003                       $     4,485       $        0
              2004                             5,227           42,076
              2005                             1,307           43,759
              2006                                 0           45,510
                                        ------------       -----------
                                        $     11,019       $   131,345

Less amount representing interest             (1,580)
                                        ------------
Present value of net minimum lease
   payments under capital leases        $      9,439
                                        ============

NOTE 7 - EMPLOYMENT AGREEMENTS

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

NOTE 8 - STOCKHOLDERS' DEFICIT

In July 2001, the founders of Force 10 received 6,090,000 shares of common stock upon formation of the Company. No value was ascribed to these shares. See Note 5 for other equity transactions.

NOTE 9 - OPTIONS AND WARRANTS

The Company has granted a total of 2,800,000 options and has issued 734,000 warrants to purchase shares of the Company's common stock. The following table summarizes the options and warrants:

Stock Options
-------------
Authorized as of June 30, 2002                  2,800,000
Vested as of June 30, 2002                      1,016,666
Average Exercise Price of Options              $     0.25
Options Exercised as of June 30, 2002                   0

Warrants
--------
Authorized as of June 30, 2002                    734,000
Average Strike Price of Warrants               $     0.13
Warrants Exercised as of June 30, 2002                  0

NOTE 10 - SUBSEQUENT EVENTS

As disclosed on a Form 8-K filed on July 25, 2002, Force 10 Trading, Inc. entered into a Stock Purchase Agreement to acquire all of the three million (3,000,000) outstanding shares of common stock in Royal Oasis, Inc., a Nevada corporation effective July 19, 2002. Royal Oasis' sole asset is 43.333 acre parcel of vacant land in Oasis, Nevada (Elko County) with an appraised value of $4,719,000. The land is zoned as a commercial C-3 classification, which allows the construction of hotels and casinos, among other commercial and residential uses.

As consideration for One Hundred Percent (100%) of the outstanding shares in Royal Oasis, Force 10 issued Three Million Eight Hundred Thousand (3,800,000) shares of Series A Preferred Stock. Each share of the Series A Preferred Stock carries a $1.00 par value and is convertible at the option of the holder into shares of the Registrant's common stock at a rate equal to the greater of One Dollar ($1.00) or at a 15% discount to the average closing bid price for the five (5) trading days prior to the date conversion. The Series A Preferred Stock does not carry any voting rights.

Force 10 also signed a One Million Dollar ($1,000,000) Secured Convertible Promissory Note (the "Note") as additional consideration for the purchase of the Royal Oasis stock. The Note is a non-recourse loan secured by 100% of the stock of Royal Oasis. The note has a ten-year term with an interest rate of eight percent (8%). The Registrant is required to make interest only payments on a quarterly basis. These interest payments may be made in restricted common stock of the Registrant at a fifty percent (50%) discount to the closing bid price on the date of issuance. The Note is convertible at the option of the holder at a 15% discount to the closing bid price on the date of conversion or $1.00 per share whichever is greater. Force 10 can force a conversion into Two million (2,000,000) shares of its common stock if the average daily trading volume exceeds Two hundred thousand (200,000) shares for 20 consecutive trading days with a price greater than $1.00 per share.

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                         (Period Ending June 30, 2002)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Company's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations -

Revenues
     Total revenue for the quarter ended June 30, 2002 was $103,117. Commission revenues from trading for the quarter totaled $60,463 or 58.6% of total revenues. Sales of the educational materials offered by Capital Market Mentors, Inc., a wholly owned subsidiary, were $42,654 for the quarter ended June 30, 2002.

Cost of Sales
     The cost of sales for the quarter ended June 30, 2002 was $39,415, producing gross profit of $63,702 for the quarter. The cost of sales associated with the commission revenues was equal to $13,470. The gross profit on commissions was $46,993 for the quarter ended June 30, 2002. The cost of sales associated with the sale of educational materials was $25,945, producing a gross profit of $16,709 for the quarter ended June 30, 2002.

General and Administrative Expenses
     General and administrative expenses in the three-month period ended June 30, 2002 totaled $442,348. Of the expenses in the current quarter, amounts paid for professional fees and consultants represented the largest portion of expenses. The Company incurred professional fees of $207,311 in the current quarter. This amount was primarily paid in stock and represented 46.9% of total General & Administrative expenses.

Interest Expense
     The Company incurred interest expense of $45,754 in the quarter ended June 30, 2002. This interest expense has been incurred as a result of various notes into which the Company has entered in the past several months. During the quarter ended June 30, 2002, the Company issued promissory notes to third parties totaling $335,000 under a private placement. The notes bear interest rates between 10-12% per annum and have terms of 120 days to 12 months from the date of issuance. Some of the notes contain a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10 per share. The warrants may be exercised through June 10, 2004. The maximum number of shares of the Company's common stock which may be issued under these warrants is 185,000 shares. Management valued these warrants at $87,788 and is charging interest expense to operations over the term of the notes. Similarly, the Company issued notes that included warrants and stock prior to the current quarter and amortized the value of these equity instruments over the term of the notes with which they were issued. Of the current quarter's interest expense, $31,830 represents the amortization of the note discounts and deferred issue cost.

Net Loss
     The Company's net loss for the quarter was $429,106. This represents a net loss per share of $(0.0418).

Liquidity and Capital Resources
     During the quarter ended June 30, 2002 net cash used by operating activities was $127,974. The Company supported this operating loss through the issuance of notes under private placements. The Company's current assets as of June 30, 2002 were $670,418 and current liabilities equaled $925,122., resulting in a working capital deficit of $254,704. The Company anticipates being able to fund future operations through additional private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

        None.

Item 2 - Changes in Securities

     The Company has issued 185,000 warrants to purchase 185,000 shares of its common stock at a price of $0.10 to two individuals who have entered into note agreements with the Company in the quarter ended June 30, 2002. The notes have a term of one year and bear an interest rate of 10% per annum. The warrants were valued at a price of $81,788 (See Note 5 of Notes to Unaudited Financial Statements). Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

     On June 28, 2002, the Company issued a total of 14,286 shares of unregistered restricted common stock for a gross price of $5,000. A commission of $750 was paid in connection with this sale.

     Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

* Neither Force 10 or any person acting on behalf of Force 10 solicited any offer to buy or sell the securities by any form of general solicitation or advertising;
* The purchasers represented that they were acquiring the securities as a principal for their own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws; and
* The securities were issued with the understanding that they may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws.


Item 3 - Defaults Upon Senior Securities

     As of June 30, 2002, the Company was in default on notes with a principal balance totaling $217,000. The Company is negotiating a settlement on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

Item 4 - Submission of Matters to a Vote of Security Holders

        None.

Item 5 - Other Information

        None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit 99.1 CEO Certification.
          Exhibit 99.2 CFO Certification

     (b) A Form 8-K was filed on May 23, 2002 and subsequently amended on June 13, 2002 disclosing a change in the Company's auditors.

Documents Incorporated by Reference

        Form 8-K filed on May 23, 2002

        Form 8-K/A filed on June 13, 2002

        Form 10-KSB filed on July 1, 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Force 10 Trading, Inc.


Dated:  August 14, 2002                 /s/ Jon H. Marple
                                         Chief Executive Officer

Exhibit 99.1 CEO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Force 10 Trading, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report referenced above has been read and reviewed by the undersigned.

     2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

     4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Jon H. Marple
Jon H. Marple
Chief Executive Officer
Dated: August 14, 2002

Exhibit 99.2 CFO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Force 10 Trading, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report referenced above has been read and reviewed by the undersigned.

     2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

     4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Mary E. Blake
Mary E. Blake
Chief Financial Officer
Dated: August 14, 2002