Form 10QSB
period 2002-09-30
FORCE 10 TRADING INC
filed 2002-11-19
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           --------------------------

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended September 30, 2002

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

                     Address of principal executive offices

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on September 30, 2002, was 11,456,196.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002                       3

     CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
     MONTHS ENDED SEPTEMBER 30, 2002                                           4

     CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS
     ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002                           5

     CONSOLIDATED  STATEMENTS  OF CASH  FLOWS FOR THE SIX  MONTHS
     ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002                           6

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FROM JULY 15,2001
     (INCEPTION) THROUGH SEPTEMBER 30, 2002                                    7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                8

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   13

ITEM 3. CONTROLS AND PROCEDURES.                                              14

PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS                         14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   15

ITEM 5. OTHER INFORMATION                                                     15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      15

SIGNATURE                                                                     16

CEO Certification                                                             17

CFO Certification                                                             18

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending September 30, 2002.

                             FORCE 10 TRADING, INC.
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2002

Assets                                                                     September 30, 2002
                                                                           ------------------
                                                                                (Unaudited)
Current assets:
     Cash                                                                  $              500
     Investments                                                                       94,180
     Accounts Receivable                                                               18,500
     Inventory                                                                         59,717
     Prepaid Expenses                                                                 195,736
     Deferred issue costs                                                              19,286
                                                                           ------------------
          Total current assets                                                        387,919
                                                                           ------------------

Property and equipment, net                                                            30,111

Long-term Portion of Prepaids                                                         146,812
Deposits                                                                                1,757
                                                                           ------------------
                                                                           $          566,599
                                                                           ==================

Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable                                                      $          115,603
     Accrued Payroll                                                                   13,650
     Accrued Interest                                                                  39,687
     Deferred Revenue                                                                   9,573
     Deferred Rent Credit                                                              35,401
     Notes payable, net of discounts of $60,098                                       738,739
     Payable to Officers                                                              127,642
     Current portion of capital lease                                                   4,598
                                                                           ------------------
         Total current liabilities                                                  1,084,893
                                                                           ------------------

         Capital lease payable, net of current portion                                  3,761
                                                                           ------------------

         Total liabilities                                                          1,088,654
                                                                           ------------------
Shareholders' deficit:
     Series A Preferred stock, $1.00 par value;
       4,200,000 shares authorized and
       4,200,000 shares outstanding as of
       September 30, 2002 (see Note 10)                                            4,200,000
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 11,456,196
       shares outstanding as of September 30, 2002                                    11,456
     Subscription receivable under option agreements                                (240,000)
     Additional paid-in capital                                                   (2,712,692)
     Accumulated deficit                                                          (1,780,819)
                                                                           -----------------
          Total Shareholders' deficit                                               (522,055)
                                                                           -----------------

          Total liabilities and shareholders' deficit                      $         566,599
                                                                           =================


The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three months          Six months
                                                                           ended                 ended
                                                                           September             September
                                                                           30, 2002              30, 2002
                                                                         --------------      --------------
Net Revenues                                                             $      104,358      $      207,476
Cost of Sales                                                                    54,559              93,974
                                                                         --------------      --------------

Gross Profit                                                                     49,799             113,502

General and administrative                                                      530,574             972,922
                                                                         --------------      --------------

Loss from operations                                                           (480,775)           (859,420)

Gain on sales of securities                                                       6,417               1,710

Interest Expense                                                                (63,715)           (109,469)
                                                                         --------------      --------------

Loss before provision for income taxes                                         (538,073)           (967,179)

Provision for income taxes                                                            0                   0
                                                                         --------------      --------------

Net loss                                                                 $     (538,073)     $     (967,179)
                                                                         ==============      ==============

Earnings (loss) per common share                                         $      (0.0486)     $      (0.0940)
                                                                         ==============      ==============




The accompanying notes are an integral part of these financial statements.
                                       4

                                                   FORCE 10 TRADING, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)


                                                                           Three months          Three months
                                                                           ended                 ended
                                                                           September             September
                                                                           30, 2002              30, 2001
                                                                         --------------      --------------
Net Revenues                                                             $      104,358      $            0
Cost of Sales                                                                    54,559                   0
                                                                         --------------      --------------

Gross Profit                                                                     49,799                   0

General and administrative                                                      530,574              62,508
                                                                         --------------      --------------
Loss from operations                                                           (480,775)            (62,508)

Gain on sales of securities                                                       6,417                   0

Interest Expense                                                                (63,715)            (11,181)
                                                                         --------------      --------------

Loss before provision for income taxes                                         (538,073)            (73,689)

Provision for income taxes                                                            0                   0
                                                                         --------------      --------------

Net loss                                                                 $     (538,073)     $      (73,689)
                                                                         ==============      ==============

Earnings (loss) per common share                                         $      (0.0486)     $      (0.0115)
                                                                         ==============      ==============


The accompanying notes are an integral part of these financial statements.
                                       5

                             FORCE 10 TRADING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the six months  For the six months
                                                                                ended               ended
                                                                              30-Sep-02           30-Sep-01
                                                                         ------------------- --------------------

Cash flows from Operating Activities:
  Net loss                                                               $         (967,179) $           (73,689)

Adjustments to reconcile net loss to net cash
    provided by operating activities:
Depreciation                                                                          3,389                  880
Amortization of discounts on notes payable
        and deferred issuance costs                                                  73,871               10,984
Expenses paid with stock                                                            533,681                    0
Changes in operating assets and liabilities:
Prepaid Expenses                                                                    234,003                    0
Accounts payable                                                                     23,251                    0
Accounts receivable                                                                  (4,670)                   0
Stock subscription receivable                                                        43,486                    0
Deferred Expenses                                                                    26,109                    0
Accrued Expenses                                                                     39,988                3,989
Deposits                                                                              5,000                6,757
                                                                         ------------------- --------------------

  Net cash used in operating activities                                              10,929              (51,079)
                                                                         ------------------- --------------------

Cash flows from investing activities:
Acquisition of property and equipment                                                (5,131)             (35,523)
Investment                                                                          (94,180)                   0
Inventory                                                                           (35,922)                   0
                                                                         ------------------- --------------------

  Net cash provided by investing activities                                        (135,233)             (35,523)

Cash flows from financing activities:
Sale of common stock                                                                  4,250                    0
Note receivable from shareholder                                                   (240,000)                   0
Proceeds from notes payable, net of issuance costs                                  327,513               92,500
Repayment of loans                                                                  (40,000)                   0
Payments on capital lease                                                            (2,133)              (1,182)
Increase in amounts owed to Officer                                                  89,448                8,024
                                                                         ------------------- --------------------

  Net cash provided by financing activities                                         139,078               99,342
                                                                         ------------------- --------------------

Net increase (decrease) in cash                                                      14,774               12,740

Cash, at beginning of period                                                        (14,274)                   0
                                                                         ------------------- --------------------

Cash, at end of period                                                   $              500  $            12,740
                                                                         =================== ====================


The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                           Common               Preferred                Additional
                                           Stock                  Stock                    Paid-In     Accumulated
                                           Shares      Amount     Shares       Amount      Capital       Deficit        Total
                                         -----------  --------  ----------  -----------  ------------  ------------  ----------
Stock issued to founder on 7/15/01         6,090,000  $  6,090              $         -  $     (6,090) $          -  $        -

Stock issued in Sept and October
   2001 for notes payable                    310,000       310                                 69,337             -      69,647

Value of Warrants issued in
  conjunction with notes payable                                                              111,080                   111,080

Shares issued in Petrex merger               445,854       446                                   (446)                        -

Officers compensation deemed
  contribution to capital                                                                      25,990                    25,990

Value of warrants issued to
   consultant                                                                                  10,000                    10,000

Stock Issued for Services in
   year ended March 31, 2002               3,006,056     3,006                                741,110                   744,116

Net loss for year ended March 31, 2002             -         -                                      -      (813,640)   (813,640)

Value of Warrants issued in
  conjunction with notes payable                                                               86,559                    86,559

Stock Issued in Private Placement             14,286        14                                  4,236                     4,250

Stock Issued for Services in six
  months ended September 30, 2002            990,000       990                                206,132                   207,122

Stock sold for notes under option
  agreements in the quarter ended
  September 30, 2002                         600,000       600                                239,400                   240,000

Preferred Stock issued in
  acquisition of subsidiary
  (see Note 10)                                                  4,200,000    4,200,000    (4,200,000)                        -

Stock subscription receivable
  under option agreement                                                                                               (240,000)

Net loss for period ended
  September 30, 2002                                                                                       (967,179)   (967,179)
                                         -----------  --------  ----------  -----------  ------------  ------------  ----------

Balance at September 30, 2002             11,456,196  $ 11,456   4,200,000  $ 4,200,000  $ (2,712,692) $ (1,780,819) $ (522,055)
                                         ===========  ========  ==========  ===========  ============  ============  ==========

The accompanying notes are an integral part of these financial statements.

                             FORCE 10 TRADING, INC.
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Force 10 Trading, Inc, formerly Petrex Corporation, and its wholly owned subsidiaries (collectively the "Company"), markets high-end stock and commodity trading tutorial educational products that include one-on- one live mentoring lessons. Students who purchase the Company's educational products are mentored and coached by the Company's professional mentors on a weekly basis. Until September 2002, the Company also operated a fully equipped office in Draper, Utah for active stock traders to their own trading accounts. The stock trading operations were disbanded in September 2002 to allow the Company to focus on the business of selling educational products.

Change in Reporting Entity

The unaudited statement of operations reflects the acquisition of Petrex, a 12(g) reporting company under the Securities Act of 1934, by Force 10, a development-stage company, on November 2, 2001 in a reverse acquisition, consummated by issuing 6,400,000 shares of common stock of Petrex to the founders and certain note holders of Force 10.

Reverse acquisition accounting is appropriate since the shareholders of Force 10 controlled approximately 80% of outstanding common stock of Petrex immediately after the acquisition, and management of Force 10 controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Petrex accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Force 10 at their historical cost. Petrex had no assets nor any liabilities on the date of the reverse acquisition, accordingly, no value was ascribed to the stock in the merger. Since Petrex had no operations and was considered a blank-check company, no goodwill was reflected in connection with the reverse acquisition.

As Force 10 began business in July of 2001, comparative financial statement information is only available for the quarter ended September 30, 2001. As such, the unaudited financial statements included herein only show comparative consolidated statements of operations for the quarter ended September 30, 2001 and September 30, 2002.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended September 30, 2002 has been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Company is in a net loss position. For the quarter ended September 30, 2002, the weighted average number of shares was 11,075,640 and for the six months ended September 30, 2002, the weighted average number of shares outstanding totaled 10,289,120. For the quarter ended September 30, 2001, the weighted average number of shares was 6,400,000.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,780,819 since inception through September 30, 2002. The Company continues to operate at a net loss and incurred net losses of $538,073 and $967,179 in the quarter and six-months ended September 30, 2002, respectively. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2002:

Furniture                                            $   8,052
Equipment                                               29,479
                                                        ------


                                                        37,531
Less accumulated depreciation                           (7,420)
                                                        -------

                                                     $  30,111
                                                     =========

NOTE 5 -   NOTES PAYABLE

During the period from inception to September 30, 2002, the Company has issued promissory notes to third parties totaling $838,936 under various private placements. The notes have interest rates from 10-12% per annum and have terms varying from 120 days to 12 months from the date of issuance. Some of the notes contain a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10-20 per share. The warrants may be exercised from September 11, 2002 through June 11, 2004. The maximum number of shares of the Company's common stock which may be issued under the warrants is 734,000 shares. Management valued these warrants at $267,286 and will charge interest expense to operations over the term of the notes. In addition, concurrent with the issuance of the notes with detachable stock purchase warrants, the Company issued 310,000 shares of common stock valued by management at $69,647 and has charged interest expense to operations over the term of the notes.

The Company incurred $65,500 in debt issuance costs in connection with these notes. Debt issuance costs are being amortized to interest expense over the term of the notes.

As of September 30, 2002, the Company has paid back principal amounts of $40,000 on some of these notes as well as approximately $11,000 in interest payments.

As of September 30, 2002, the Company was in default on notes with a principal balance totaling $389,000. The accrued interest on these defaulted notes totaled $28,400 as of September 30, 2002. The Company plans on negotiating a settlement on these notes and the other notes outstanding as of September 30, 2002 and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

NOTE 6 - LEASES AND COMMITMENTS:

Leases

The Company leases its facilities under an operating lease that expires in 2006. The lease agreement has yet to be executed as some of the final terms have yet to be negotiated. Rental and equipment lease expense was $13,249 and $29,793 for the quarter and six months ended September 30, 2002, respectively. The terms of the lease defer any cash payments of base rent until April of 2003. The Company recorded the value of the rent at $40,458 and is charging this to expense over the year ended March 31, 2003. An offsetting deferred rent credit is being booked as a reduction to rent expense over the four-year term of the lease.

Assets recorded under capital leases consist of a communications system totaling $13,612.

Future annual minimum lease payments for all non-cancelable operating and capital leases as of September 30, 2002, are as follows:

                                        Capital           Operating
                                         Lease              Lease
                                      ------------       -----------
Year ending March 31,
              2003                    $      2,616       $         0
              2004                           5,232            42,076
              2005                           1,308            43,759
              2006                               0            45,510
                                      ------------       -----------
                                      $      9,156       $   131,345

Less amount representing interest             (796)
                                      ------------
Present value of net minimum lease
   payments under capital leases      $      8,360
                                      ============

NOTE 7 - EMPLOYMENT AGREEMENTS

On January 1, 2002, Force 10 entered into written employment agreements with its current officers, Mr. Marple and Ms. Blake.

The employment contract with Mr. Marple calls for a base salary of $10,000 per month for a term of five years. The base salary is to increase at a rate of 10% per year over the term of the agreement. Mr. Marple was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vested on June 30, 2002 with the remaining options vesting over the next three years of the contract. Mr. Marple is also due to receive an override of four percent on all sales of Force 10's educational materials.

The employment contract with Ms. Blake calls for a base salary of $10,000 per month for a term of five years. The base salary is to increase at a rate of 10% per year over the term of the agreement. Ms. Blake was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vested on June 30, 2002 with the remaining options vesting over the next three years of the contract.

NOTE 8 - STOCKHOLDERS' DEFICIT

In July 2001, the founders of Force 10 received 6,090,000 shares of common stock upon formation of the Company. No value was ascribed to these shares.

During the quarter ended September 30, 2002, 600,000 shares of common stock were issued under consulting agreements. These shares were options exercised at a price of $0.40 per share. The Company is still owed the $240,000 as a result of the exercise of these options. Since the option exercise price has yet to be received by the Company, the $240,000 is shown as a debit balance in the equity section.

NOTE 9 - OPTIONS AND WARRANTS

The Company has granted a total of 2,800,000 options and has issued 734,000 warrants to purchase shares of the Company's common stock. The following table summarizes the options and warrants:


Stock Options

Authorized as of September 30, 2002                        2,800,000

Vested as of September 30, 2002                            1,016,666

Average Exercise Price of Options                   $           0.25

Options Exercised as of September 30, 2002                   100,000


Warrants

Authorized as of September 30, 2002                          734,000

Average Strike Price of Warrants                      $           0.13

Warrants Exercised as of September 30, 2002                          0

The value of the options granted under the employment contracts with Jon H. Marple and Mary E. Blake, the Chief Executive Officer and President of the Company were calculated to be $352,000 in total. Under Financial Accounting Standard 123, the amortization of the value of the options for the three and six-month periods ended September 30, 2002 would have increased the net losses by $35,200 and $70,400, respectively. The pro-forma losses for the periods would have been as follows:

Pro-forma net loss for quarter ended September 30, 2002 as calculated under FAS 123                                $(573,273)
         Net loss per common share                                                                                 $(0.0518)

Pro-forma net loss for the six months ended September 30, 2002 as calculated under FAS 123                         $(1,037,579)
         Net loss per common share                                                                                 $(0.1008)


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

The acquisition of Royal Oasis has not been consolidated in the financial statements as of September 30, 2002. The Company is in the process of rescinding this entire transaction and is confident that it will be able to successfully do so within the next thirty days. The Company believes that this rescission can be effectuated without a material negative impact on the unaudited financial statements as disclosed herein.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       (Period Ending September 30, 2002)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Company's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward- looking statements whether as a result of new information, future events or otherwise.


Results of Operations -

Revenues
     Total revenue for the quarter and six months ended September 30, 2002 were $104,358 and $207,476, respectively. Commission revenues from trading for the quarter totaled $45,824 or 43.9% of total revenues, this compares to commission revenues of $60,463 in the previous quarter ended June 30, 2002. The Company has disbanded its trading office and does not anticipate any future revenues from stock trading commissions.
     Sales of the educational materials were $58,534 for the quarter ended September 30, 2002. This represented 56.1% of total revenues. Educational product sales were up 37% from the previous quarter's total of $42,655 in the quarter ended June 30, 2002. Educational material sales totaled $101,189 for the six month period ended September 30, 2002.
     The Company had no revenues for the quarter ended September 30, 2001.

Cost of Sales
     The cost of sales for the quarter and six months ended September 30, 2002 were $54,559 and $93,974, respectively. This produced gross profits of $49,799 and $113,502, respectively.
     The Company had no cost of sales for the quarter ended September 30, 2001.

General and Administrative Expenses
     General and administrative expenses in the three-month and six-month periods ended September 30, 2002 totaled $530,574 and $972,922, respectively. Of the expenses in these periods, amounts paid for consultants represented the largest portion of expenses. The Company incurred consulting fees of $269,529 and $444,681 in the current quarter and six-month period, respectively. These amounts were primarily paid in stock and represented 50.8% and 45.7% of total General & Administrative expenses, respectively.
     The Company incurred total general and administrative expenses of $62,508 for the quarter ended September 30, 2001. During this quarter, total amounts paid to consultants and for professional services totaled $20,500, or 32.8% of general and administrative expenses. Salaries incurred in this same period amounted to $25,000, or 40% of G&A expenses.

Interest Expense
     The Company incurred interest expense of $63,715 in the quarter ended September 30, 2002. Interest expense for the six-month period ended September 30, 2002 was $109,469. This interest expense has been incurred as a result of various notes into which the Company has entered in the past several months. The Company has issued promissory notes to third parties totaling $838,936 under various private placement offerings. The notes bear interest rates between 10-12% per annum and have terms of 120 days to 12 months from the date of issuance. To date principal amounts of $40,000 have been paid back. Some of the notes contain a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10 per share. The warrants may be exercised through June 10, 2004. The maximum number of shares of the Company's common stock which may be issued under these warrants is 185,000 shares. Management valued these warrants at $87,788 and is charging interest expense to operations over the term of the notes. Similarly, the Company issued notes that included warrants and stock prior to the current quarter and amortized the value of these equity instruments over the term of the notes with which they were issued.
     The Company incurred interest expense of $11,181 in the quarter ended September 30, 2001.

Net Loss
     The Company's net loss for the quarter was $538,073. This represents a net loss per share of $(0.0486). The current quarter's loss is an increase from the loss in the quarter ended September 30, 2001 of $73,689.
     The Company's loss for the six-month period ended September 30, 2002 was $967,179. This represents a net loss per share of $(0.0940).


Liquidity and Capital Resources

     During the six-month period ended September 30, 2002 the Company generated net cash from operating activities of $10,929. The Company's investing activities expended $135,233 in cash. The Company supported its net usage of cash through the issuance of notes under private placements and through the issuance of common stock to pay certain expenses. The Company's current assets as of September 30, 2002 were $387,919 and current liabilities equaled $1,084,893, resulting in a working capital deficit of $696,974. The Company anticipates being able to fund future operations through additional private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings.
     The Company is also in default on notes with principal balances totaling $389,000. The accrued interest on these defaulted notes totaled $28,400 as of September 30, 2002. To date, none of the note holders have threatened pursuing collection on these defaulted notes. The Company is attempting a negotiation of settlement on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock

Item 3.  Controls and Procedures.

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant  changes in our internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     On August 16, 2002, the Company issued a total of 185,000 shares of unregistered restricted common stock as consideration for consulting services rendered for the benefit of the Company. The services and stock were valued at $9,250.

     Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

     . Neither Force 10 or any person acting on behalf of Force 10 solicited any offer to buy or sell the securities by any form of general solicitation or advertising;
     . The purchasers represented that they were acquiring the securities as a principal for their own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws; and
     . The securities were issued with the understanding that they may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws.


Item 3 - Defaults Upon Senior Securities

     As of September 30, 2002, the Company was in default on notes with a principal balance totaling $389,000. The accrued interest on these defaulted notes totaled $28,400 as of September 30, 2002. To date, none of the note holders have threatened pursuing collection on these defaulted notes. The Company is attempting a negotiation of settlement on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock


Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibit 99.1 CEO Certification.
               Exhibit 99.2 CFO Certification

          (b) A Form 8-K was filed on July 25, 2002 disclosin the acquisition of Royal Oasis, Inc. (See Note 10 of the Consolidated Unaudited Financial Statements). As discussed in Note 10 to the Financial Statements, this acquisition is in the process of being rescinded.

Documents Incorporated by Reference

          Form 8-K filed on May 23, 2002

          Form 8-K/A filed on June 13, 2002

          Form 10-KSB filed on July 1, 2002

          Form 8-K filed on July 25, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Force 10 Trading, Inc.




Dated:   November 19, 2002      /s/ Jon H. Marple
                                -----------------------------------
                                Chief Executive Officer

                                  CERTIFICATION

I, Jon H. Marple, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Force 10 Trading, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                           /s/ Jon H. Marple
                           Name: Jon H. Marple
                           Title: Chief Executive Officer

                                  CERTIFICATION

I, Mary E. Blake, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Force 10 Trading, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                           /s/ Mary E. Blake
                           Name: Mary E. Blake
                           Title: Chief Financial Officer