Form 10QSB
period 2002-12-31
F10 OIL & GAS PROPERTIES INC
filed 2003-02-14
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                         Commission file number 0-33029

                         F10 OIL & GAS PROPERTIES, INC.
            Incorporated pursuant to the Laws of the State of Nevada



        Internal Revenue Service - Employer Identification No. 87-0382438


                              904 West Montgomery,
                                   Suite 4311
                                Willis, TX 77378
                                 (936) 449-5130

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2002, was 12,549,294.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002                            3

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR THE
  THREE AND NINE  MONTHS  ENDED DECEMBER 31, 2002                             4

CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE
  THREE MONTHS ENDED  DECEMBER 31, 2001 AN DECEMBER 31, 2002                  5

CONSOLIDATED  STATEMENTS  OF OPERATIONS  FOR THE
  NINE MONTHS ENDED  DECEMBER 31, 2001 AND DECEMBER 31, 2002                  6

CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE
  NINE MONTHS  ENDED  DECEMBER 21, 2001 AND DECEMBER 31, 2002                 7

CONSOLIDATED  STATEMENT OF  SHAREHOLDERS  DEFICIT
  FROM JULY 15,2001  (INCEPTION) THROUGH DECEMBER 31, 2002                    8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    9

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                        14

ITEM 3. CONTROLS AND PROCEDURES.                                             15

PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS                        15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

ITEM 5. OTHER INFORMATION                                                    16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     16

SIGNATURE                                                                    17

CEO CERTIFICATION                                                            18

CFO CERTIFICATION                                                            19

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending December 31, 2002.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2002

Assets                                                                     December 31, 2002
                                                                           -----------------
                                                                                (Unaudited)
Current assets:
Cash                                                                       $            1,316
Prepaid Expenses                                                                      107,333
Deferred issue costs                                                                    5,974
                                                                           ------------------

Total current assets                                                                  114,623
                                                                           ------------------

Property and equipment, net                                                             1,511

Long-term Portion of Prepaid Expenses                                                 116,277
                                                                           ------------------

                                                                           $          232,411
                                                                           ==================

Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable                                                      $          146,487
     Accrued Interest                                                                  57,971
     Notes payable, net of discounts of $38,488                                       691,604
     Payable to Officers                                                              167,152
     Current portion of capital lease                                                   4,714
                                                                           ------------------
         Total current liabilities                                                  1,067,928
                                                                           ------------------

         Capital lease payable, net of current portion                                  3,646
                                                                           ------------------

         Total liabilities                                                          1,071,574
                                                                           ------------------

Shareholders' deficit:
     Series A Preferred stock, $1.00 par value;
       4,200,000 shares authorized and
       400,000 shares outstanding as of
       December 31, 2002 (see Note 10)                                                400,000
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 12,549,294
       shares outstanding as of December 31, 2002                                      12,549
     Stock Subscription Receivable                                                    (10,000)
     Additional paid-in capital                                                       958,905
     Accumulated deficit                                                           (2,200,617)
                                                                           -------------------

     Total Shareholders' deficit                                                     (839,163)
                                                                           -------------------

        Total liabilities and shareholders' deficit                        $           232,411
                                                                           ===================

The accompanying notes are an integral part of these financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months    Nine months
                                                                           ended           ended
                                                                           December        December
                                                                           31, 2002        31, 2002
                                                                           ------------    -----------
Net Revenues                                                               $      4,111    $   213,297
Cost of Sales                                                                     9,477        103,451
                                                                           ------------    -----------

Gross Profit                                                                     (5,366)       109,846

General and administrative                                                      267,149      1,240,070
                                                                           ------------    -----------

Loss from operations                                                           (272,515)    (1,130,224)
Gain on sales of securities                                                       4,023          4,023
Loss from Abandonment of Assets                                                 (88,222)       (88,222)
Interest Expense                                                                (63,083)      (172,554)
                                                                           ------------    -----------

Loss before provision for income taxes                                         (419,797)    (1,386,977)
Provision for income taxes                                                            0              0
                                                                           ------------    -----------

Net loss                                                                       (419,797)    (1,386,977)

Earnings (loss) per common share                                           $    (0.2929)      $(7.2899)
                                                                           ============    ===========




The accompanying notes are an integral part of these financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months    Three months
                                                                           ended           ended
                                                                           December        December
                                                                           31, 2002        31, 2001
                                                                           ------------    -----------
Net Revenues                                                               $      4,111    $         0
Cost of Sales                                                                     9,477              0
                                                                           ------------    -----------

Gross Profit                                                                    ( 5,366)             0

General and administrative                                                      267,149        187,586
                                                                           ------------    -----------

Loss from operations                                                           (272,515)      (187,586)
Gain on sales of securities                                                       4,023        (11,511)
Loss from Abandonment of Assets                                                 (88,222)            -0-
Interest Expense                                                                (63,083)       (93,427)
                                                                           ------------    -----------

Loss before provision for income taxes                                         (419,797)      (292,524)
Provision for income taxes                                                            0           (800)
                                                                           ------------    -----------

Net loss                                                                       (419,797)      (293,324)

Earnings (loss) per common share                                           $    (0.2929)      $(0.0438)
                                                                           ============    ===========



The accompanying notes are an integral part of these financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Period
                                                                           Nine months     from Inception
                                                                           ended           (July 15, 2001)
                                                                           December        through December
                                                                           31, 2002        31, 2001
                                                                           ------------    ----------------
Net Revenues                                                               $    213,297    $              0
Cost of Sales                                                                   103,451                   0
                                                                           ------------    ----------------

Gross Profit                                                                   (109,846)                  0

General and administrative                                                    1,240,070             250,095
                                                                           ------------    ----------------

Loss from operations                                                         (1,130,224)           (250,095)
Gain on sales of securities                                                       4,023             (11,511)
Loss from Abandonment of Assets                                                 (88,222)                 -0-
Interest Expense                                                               (172,554)           (104,608)
                                                                           ------------    ----------------

Loss before provision for income taxes                                       (1,386,977)           (366,214)
Provision for income taxes                                                            0                (800)
                                                                           ------------    ----------------

Net loss                                                                     (1,386,977)           (367,014)

Earnings (loss) per common share                                           $    (7.2899)   $        (0.0559)
                                                                           ============    ================



The accompanying notes are an integral part of these financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Period from
                                                                             For the nine             inception
                                                                               months             (July 15, 2001)
                                                                                Ended                through
                                                                              31-Dec-02              31-Dec-01
                                                                         -------------------    ------------------
Cash flows from Operating Activities:
  Net loss                                                               $        (1,386,977)   $         (367,014)

Adjustments to reconcile net loss to net cash
    provided by operating activities:
Depreciation                                                                           3,485                 2,469
Amortization of discounts on notes payable
        and deferred issuance costs                                                  109,215                93,041
Compensation accrued to officer and
    treated as a contribution of capital                                                   0                25,990
Expenses paid with stock                                                             172,020                     0
Changes in operating assets and liabilities:
Prepaid Expenses                                                                     352,940                     0
Accounts payable                                                                      54,135                51,732
Accounts receivable                                                                   13,830                     0
Stock subscription receivable                                                         43,486                     0
Deferred Expenses                                                                     (5,552)                2,104
Accrued Expenses                                                                      44,622                 4,800
Deposits                                                                               6,757                     0
                                                                         -------------------    ------------------

  Net cash used in operating activities                                             (592,039)             (186,878)
                                                                         -------------------    ------------------

Cash flows from investing activities:
Acquisition of property and equipment                                                 30,401               (18,789)
Investment                                                                                 0                     0
Inventory                                                                             23,795                     0
                                                                         -------------------    ------------------

  Net cash provided by investing activities                                           54,196               (18,789)

Cash flows from financing activities:
Sale of common stock                                                                   4,250                     0
Proceeds from notes payable, net of issuance costs                                   534,935               244,274
Repayment of loans                                                                  (111,470)              (10,524)
Payments on capital lease                                                             (3,240)               (2,092)
Increase in amounts owed to Officer                                                  128,958                     0
                                                                         -------------------    ------------------

  Net cash provided by financing activities                                          553,433               231,658
                                                                         -------------------    ------------------

Net increase (decrease) in cash                                                       15,590                25,991

Cash, at beginning of period                                                         (14,274)                    0
                                                                         -------------------    ------------------

Cash, at end of period                                                   $             1,316    $           25,991
                                                                         ===================    ==================

The accompanying notes are an integral part of these financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT



                                  Common                   Preferred                     Additional
                                   Stock                     Stock                         Paid-In      Accumulated
                                  Shares       Amount        Shares         Amount        Capital         Deficit         Total
                                ----------  -----------  -------------  --------------  -------------  -------------  -------------
Stock issued to founder
  on 7/15/01                     6,090,000  $     6,090                 $               $      (6,090) $           -  $           -
Stock issued in Sept and
  October 2001 for notes
  payable                          310,000          310                                        69,337              -         69,647
Value of Warrants issued
  in conjunction with
  notes payable                                                                               111,080                       111,080
Shares issued in Petrex
  merger                           445,854          446                                          (446)                            -
Officers compensation
  deemed contribution to
  capital                                                                                      25,990                        25,990
Value of warrants issued
  to consultant                                                                                10,000                        10,000
Stock Issued for Services
  in year ended
  March 31, 2002                 3,006,056        3,006                                       741,110                       744,116
Net loss for year ended
  March 31, 2002                         -            -                                             -       (813,640)      (813,640)

Value of Warrants issued
  in conjunction with
  notes payable                                                                                86,559                        86,559
Stock Issued in Private
  Placement                         14,286           14                                         4,236                         4,250
Stock issued under option
  agreements in quarter
  ended September 30, 2002         600,000          600                                          (600)                            -
Stock Issued for Services
  from April 1, 2002
  through December 2, 2002       2,841,000        2,841                                       277,571                       280,412
Preferred Stock issued in
  rescinded acquisition                                      4,200,000       4,200,000     (4,200,000)                            -
Preferred Stock cancelled
  upon rescission                                           (3,800,000)     (3,800,000)     3,800,000
Adjustment for 300 to 1
  reverse stock split          (13,262,839)     (13,263)                                       13,263                             -
Rounding for reverse
  stock split                          537            1                                            (1)                            -
Stock subscription receivable
  under Regulation S Offering   10,000,000       10,000                                                                           -
Stock issued for services
  in December 2002                 504,400          504                                         8,896                         9,400
Stock issued to officer
  in exchange for debt           2,000,000        2,000                                        18,000                        20,000
Net loss for period
  ended December 31, 2002                                                                                 (1,386,977)    (1,386,977)
                                ----------  -----------  -------------  --------------  -------------  -------------  -------------

Balance at December 31, 2002    12,549,294  $    12,549        400,000  $      400,000  $     958,905  $  (2,200,617) $    (839,163)
                                ==========  ===========  =============  ==============  =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                           A Development Stage Company
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

F10 Oil & Gas Properties, Inc, formerly Force 10 Trading, Inc. and Petrex Corporation, and its wholly owned subsidiaries (collectively the "Company"), formerly marketed high-end stock and commodity trading tutorial educational products that include one-on-one live mentoring lessons. This business endeavor, which was based in Draper, Utah, was abandoned in October of 2002. At this time, the Company began to pursue opportunities in the oil and gas industry. The Company changed its name and effectuated a three hundred to one reverse stock split in order to facilitate financing as an oil and gas company. As of October 2002 the Company reentered the development stage.

Change in Reporting Entity

The unaudited statement of operations reflects the acquisition of Petrex, a 12(g) reporting company under the Securities Act of 1934, by F10, a development-stage company, on November 2, 2001 in a reverse acquisition, consummated by issuing 6,400,000 shares of common stock of Petrex to the founders and certain note holders of F10.

Reverse acquisition accounting is appropriate since the shareholders of F10 controlled approximately 80% of the outstanding common stock of Petrex immediately after the acquisition, and management of F10 controlled the board of directors and day-to-day management of the Company after the acquisition. The reverse acquisition constitutes a change in reporting entity for accounting purposes. This reverse acquisition is considered to be a capital transaction (i.e. issuance of stock by Petrex accompanied by a recapitalization). The historical financial statements reflect the assets and liabilities of Force 10 at their historical cost. Petrex had no assets nor any liabilities on the date of the reverse acquisition, accordingly, no value was ascribed to the stock in the merger. Since Petrex had no operations and was considered a blank- check company, no goodwill was reflected in connection with the reverse acquisition.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and nine months ended December 31, 2001 and December 31, 2002 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Company is in a net loss position. For the quarter ended December 31, 2002, the weighted average number of shares was 1,433,239 and for the nine months ended December 31, 2002, the weighted average number of shares outstanding totaled 190,259. For the quarter and nine months ended December 31, 2001, the weighted average number of shares was 6,697,236 and 6,562,129, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $2,200,617 since inception through December 31, 2002. The Company continues to operate at a net loss and incurred net losses of $419,797 and $1,386,977 in the quarter and nine-months ended December 31, 2002, respectively. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company abandoned a significant amount of equipment in conjunction with its abandonment of the office in Draper, Utah. Some of this equipment was given to former consultants and contractors of the Company in forgiveness of amounts owed to them. The owner of the office in Utah where the Company previously rented office space seized other equipment.

Property and equipment consist of the following as of December 31, 2002:

Furniture                             $    499
Equipment                                1,500
                                      --------
                                         1,999
Less accumulated depreciation         (    488)
                                      --------

                                      $  1,511
                                      ========

NOTE 5 -   NOTES PAYABLE

During the period from inception to December 31, 2002, the Company has issued promissory notes to third parties totaling $853,436 under various private placements. The notes have interest rates from 10-12% per annum and have terms varying from 120 days to 12 months from the date of issuance. Some of the notes contain a detachable stock purchase warrant that can be used to purchase common stock with a $.001 par value, at an exercise price of $.10-20 per share. The warrants may be exercised from September 11, 2002 through June 11, 2004. The maximum number of shares of the Company's common stock which may be issued under the warrants is 2,447 shares, after being adjusted for the reverse stock split effective as of December 2, 2002. Management valued these warrants at $267,286 and will charge interest expense to operations over the term of the notes. In addition, concurrent with the issuance of the notes with detachable stock purchase warrants, the Company issued 1,033 shares of common stock valued by management at $69,647 and has charged interest expense to operations over the term of the notes.

The Company incurred $65,500 in debt issuance costs in connection with these notes. Debt issuance costs are being amortized to interest expense over the term of the notes.

As of December 31, 2002, the Company has paid back principal amounts of $124,970 on some of these notes as well as approximately $16,000 in interest payments.

As of December 31, 2002, the Company was in default on notes with a principal balance totaling $483,636. The accrued interest on these defaulted notes totaled $43,468 as of December 31, 2002. The Company plans on negotiating a settlement on these notes and the other notes outstanding as of December 31, 2002 and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

NOTE 6 - LEASES AND COMMITMENTS:

Leases

The Company had been operating under an office space lease in Draper, Utah. The Company never signed the lease but incurred a rental expense of $16,378 in the nine-month period ending on December 31, 2002. The terms of the proposed lease of the office space in Utah were to defer any cash payments of base rent until April of 2003. The proposed lease was to be a four- year commitment and the Company recorded the value of the rent at $40,458 and was charging this to expense over the year ended March 31, 2003. An offsetting deferred rent credit was being booked as a reduction to rent expense over the four-year term of the lease. Upon the vacating of the office space in Draper, Utah, the Company wrote off all remaining deferred rent credit and prepaid rent. This resulted in an offset to rent expense of $13,415 in the quarter ended December 31, 2002. At this time the owner of the office space has not threatened to enforce collection of any amounts other than approximately $9,000 owed in various charges while the Company occupied the space. Should the property owner attempt to enforce the terms of the lease, the Company will dispute such charges. Should the property owner prevail in such a legal dispute, the Company may have significant exposure to a substantial liability.

Assets recorded under capital leases consist of a communications system totaling $13,612.

Future annual minimum lease payments for all non-cancelable operating and capital leases as of December 31, 2002, are as follows:

                                       Capital        Operating
                                        Lease            Lease
                                     ------------       -----------
Year ending March 31,
              2003                   $      1,307       $         0
              2004                          5,227                 0
              2005                          1,308                 0
              2006                              0                 0
                                     ------------       -----------
                                     $      7,842       $         0

Less amount representing interest            (588)
                                     ------------

Present value of net minimum lease
   payments under capital leases     $      7,254
                                     ============

The Company is making payments on the capital lease, but no longer has possession of the equipment.

NOTE 7 - EMPLOYMENT AGREEMENTS

On January 1, 2002, Force 10 entered into written employment agreements with its current officers, Mr. Marple and Ms. Blake.

The employment contract with Mr. Marple calls for a base salary of $10,000 per month for a term of five years. The base salary is to increase at a rate of 10% per year over the term of the agreement. Mr. Marple was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. These options, after the reverse stock split that was effective on December 2, 2002, were adjusted to 3,334 options to purchase share of common stock at a price of $75.00 per share. One third of these options vested on June 30, 2002 with the remaining options vesting over the next three years of the contract. Mr. Marple is also due to receive an override of four percent on all sales of Force 10's educational materials.

The employment contract with Ms. Blake calls for a base salary of $10,000 per month for a term of five years. The base salary is to increase at a rate of 10% per year over the term of the agreement. Ms. Blake was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. These options, after the reverse stock split that was effective on December 2, 2002, were adjusted to 3,334 options to purchase share of common stock at a price of $75.00 per share. One third of these options vested on June 30, 2002 with the remaining options vesting over the next three years of the contract.

NOTE 8 - STOCKHOLDERS' DEFICIT

In July 2001, the founders of Force 10 received 6,090,000 shares of common stock (adjusted to 20,300 after the 300 to 1 reverse stock split on December 2, 2002) upon formation of the Company. No value was ascribed to these shares.

During the quarter ended September 30, 2002, 600,000 shares of common stock (adjusted to 2,000 after the 300 to 1 reverse stock split on December 2, 2002) were issued under consulting agreements. These shares were options exercised at a price of $0.40 per share. The Company wrote off the option price of $240,000 due under the option agreements.

The Company issued 10,000,000 shares of reverse split-adjusted shares of common stock under the terms of an Offshore Stock Purchase Agreement to sell restricted common stock to the Sukumo Group, a Japanese corporation. The Company will receive approximately 12.5% of its bid price per share upon the purchase of some or all of the stock by the Sukumo Group. This agreement was signed on December 10, 2002 and as of December 31, 2002 no stock had been sold. The Company began receiving proceeds under this Agreement in January 2003.

The Company also issued 2,000,000 shares of its reverse split-adjusted share of common stock to Mary Blake in forgiveness of $20,000 of debt owed to her for past services rendered. The Company also issued 500,000 shares of reverse split-adjusted common stock for services rendered.

NOTE 9 - OPTIONS AND WARRANTS

Prior to the reverse stock split effectuated on December 2, 2002, the Company had granted a total of 2,800,000 options and has issued 734,000 warrants to purchase shares of the Company's common stock. The following table summarizes the options and warrants after the reverse stock split that was effective as of December 2, 2002:


Stock Options

Authorized as of December 31, 2002                  9,334

Vested as of December 31, 2002                      3,388

Average Exercise Price of Options                $  75.00

Options Exercised as of December 31, 2002             334


Warrants

Authorized as of December 31, 2002                  2,447

Average Strike Price of Warrants                 $  39.00

Warrants Exercised as of September 30, 2002             0

The value of the options granted under the employment contracts with Jon H. Marple and Mary E. Blake, the Chief Executive Officer and President of the Company were calculated to be $352,000 in total. Under Financial Accounting Standard 123, the amortization of the value would have increased the net losses for the three and nine-month periods ended December 31, 2002 by $35,200 and $105,600, respectively. The pro-forma losses for the periods would have been as follows:

Pro-forma net loss for quarter ended December 31, 2002 as calculated under
         FAS 123 $(454,997) Net loss per common share
         $(0.3175)

Pro-forma net loss for the nine months ended December 31, 2002 as calculated under FAS 123 $(1,492,577) Net loss per common share
         $(7.845)


NOTE 10 - SUBSEQUENT EVENTS

The Company entered into an Offshore Stock Purchase Agreement with the Sukumo Group, a Japanese corporation, for Sukumo to purchase up to 10,000,000 shares of its restricted common stock. Under the terms of the Agreement, the Company nets approximately 12.5% of the bid price of its common stock for each share purchased by Sukumo. The Company issued 10,000,000 shares of its restricted common stock into an escrow account in December 2002 and began receiving proceeds from the Agreement in January 2003.

The Company has entered into two Letters of Intent to acquire various oil and gas interests in West Virginia and Texas. The terms of the proposed acquisitions have yet to be determined.

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                        (Period Ending December 31, 2002)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Company's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward- looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations -

Revenues
     Total revenue for the quarter and nine months ended December 31, 2002 were $4,111 and $213,297, respectively. As discussed above, the Company has abandoned its educational sales and stock trading businesses in favor of pursuing opportunities in the oil and gas industry. There have been no revenues generated since October 2002 and at this time the Company reentered the development stage.

     The Company had no revenues for the quarter ended December 31, 2001.

Cost of Sales
     The cost of sales for the quarter and nine months ended December 31, 2002 were $9,477 and $103,451, respectively. This produced gross profits of $(5,366) and $109,846, respectively.

     The Company had no cost of sales for the quarter ended December 31, 2001.

General and Administrative Expenses
     General and administrative expenses in the three-month and nine-month periods ended December 31, 2002 totaled $267,149 and $1,240,070, respectively. Of the expenses in these periods, amounts paid for consultants represented the largest portion of expenses. The Company incurred consulting fees of $203,946 and $648,627 in the current quarter and nine-month period, respectively. These amounts were primarily paid in stock and represented 76.3% and 52.3% of total General & Administrative expenses, respectively.

     The Company incurred total general and administrative expenses of $187,586 for the quarter ended December 31, 2001. From the period of inception (July 15, 2001) through December 31, 2001, the Company incurred total general and administrative expenses of $250,095.

Interest Expense
     The Company incurred interest expense of $63,083 in the quarter ended December 31, 2002. Interest expense for the nine-month period ended December 31, 2002 was $172,554. This interest expense has been incurred as a result of various notes into which the Company has entered in the past several months. The Company has issued promissory notes to third parties totaling $853,436 under various private placement offerings. The notes bear interest rates between 10-12% per annum and have terms of 120 days to 12 months from the date of issuance. To date principal amounts of $124,970 have been paid back. Some of the notes contain a detachable stock purchase warrant. At the time of issuance, management valued these warrants at $87,788 and is charging interest expense to operations over the term of the notes. Similarly, the Company issued notes that included warrants and stock prior to the current quarter and amortized the value of these equity instruments over the term of the notes with which they were issued.

     The Company incurred interest expense of $93,427 in the quarter ended December 31, 2001. The Company's interest expense from the period of inception (July 15, 2001) through December 31, 2001 totaled $104,608.

Net Loss
     The Company's net loss for the quarter was $419,797. This represents a net loss per share of $(0.2929). The current quarter's loss is an increase from the loss in the quarter ended December 31, 2001 of $293,324.

     The Company's loss for the nine-month period ended December 31, 2002 was $1,386,977. This represents a net loss per share of $(7.2899). This loss is compared to a loss of $367,014 in the period of inception (July 15, 2001) through December 31, 2001 which generated a loss of $(0.0559) per share.


Liquidity and Capital Resources

     During the nine-month period ended December 31, 2002 the Company used net cash of $592,039 in its operating activities. The Company's investing activities netted $54,196 in cash. The Company supported its net usage of cash through the issuance of notes under private placements and through the issuance of common stock to pay certain expenses. The Company's current assets as of December 31, 2002 were $114,623 and current liabilities equaled $1,067,928, resulting in a working capital deficit of $953,305. The Company anticipates being able to fund future operations through additional private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings.
     The Company is also in default on notes with principal balances totaling $483,636. The accrued interest on these defaulted notes totaled $43,468 as of December 31, 2002. To date, none of the note holders have threatened pursuing collection on these defaulted notes. The Company is attempting a negotiation of settlement on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock

Item 3.  Controls and Procedures.

(a) On December 31, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant  changes in our internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

     The Company had been operating under an office space lease in Draper, Utah. The Company never signed the lease but operated under the terms of a drafted lease agreement. The terms of the proposed lease of the office space in Utah were to defer any cash payments of base rent until April of 2003. The proposed lease was to be a four-year commitment. The Company vacated the office space in November of 2002. At this time the owner of the office space has not threatened to enforce collection of any amounts other than approximately $9,000 owed in various charges while the Company occupied the space. Should the property owner attempt to enforce the terms of the lease, the Company will dispute such charges. Should the property owner prevail in such a legal dispute, the Company may have significant exposure to a substantial liability.

Item 2 - Changes in Securities

     On December 2, 2002, the Company effectuated a three hundred to one reverse stock split on it common stock. The total number of shares of common stock outstanding prior to the reverse stock split was 13,307,196. After the stock split, there was 44,894 shares of common stock outstanding.

     In December 2002, the Company issued a total of 500,000 shares of unregistered restricted common stock as consideration for services rendered for the benefit of the Company. The services and stock were valued at $5,000.

     In December 2002, the Company issued 2,000,000 shares of unregistered common stock to Mary E. Blake, the Company's President, in cancellation of $20,000 owed to her and her husband, Jon H. Marple, the Company's CEO, for accrued salary.

     Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

     Neither the Company or any person acting on behalf of the Company solicited any offer to buy or sell the securities by any form of general solicitation or advertising;

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


Item 3 - Defaults Upon Senior Securities

     As of December 31, 2002, the Company was in default on notes with a principal balance totaling $483,636. The accrued interest on these defaulted notes totaled $43,468 as of December 31, 2002. The Company plans on negotiating a settlement on these notes and the other notes outstanding as of December 31, 2002 and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibit 99.1 CEO Certification.
                  Exhibit 99.2 CFO Certification

(b) A Form 8-K was filed on July 25, 2002 disclosing
              the acquisition of Royal Oasis,
              Inc. (See Note 10 of the Consolidated Unaudited Financial Statements). As disclosed in the Form 8-K filed on January 30, 2003, this acquisition was rescinded.

Documents Incorporated by Reference

         Form 8-K filed on May 23, 2002

         Form 8-K/A filed on June 13, 2002

         Form 10-KSB filed on July 1, 2002

         Form 8-K filed on July 25, 2002

         Form 8-K filed on January 30, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    F10 Oil & Gas Properties, Inc.


Dated:   February 14, 2003          /s/ Jon H. Marple
                                    -----------------------------------
                                    Chief Executive Officer

                                  CERTIFICATION

I, Jon H. Marple, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of F10 Oil & Gas Properties, Inc.

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

Date: February 14, 2003

                                  /s/ Jon H. Marple
                                  Name: Jon H. Marple
                                  Title: Chief Executive Officer

                                  CERTIFICATION

I, Mary E. Blake, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of F10 Oil & Gas Properties, Inc.

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

Date: February 14, 2003

                                       /s/ Mary E. Blake
                                       Name: Mary E. Blake
                                       Title: Chief Financial Officer