Form 10KSB
period 2003-03-31
F10 OIL & GAS PROPERTIES INC
filed 2003-07-11
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended:

          March  31,  2003
          --------------

                                       or

     [] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:              to
                                          -----------    --------------

Commission file number:  0-33029

                         F10 OIL & GAS PROPERTIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       87-0382438
--------------------------------                --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

903 West Montgomery, Suite 4311
Willis, TX                                                  77378
----------------------------------------            ------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (936) 449-5130
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
----------------------------      ---------------------------------------------
           None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.001
                              (Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended March 31, 2003, its most recent fiscal year, were $526.

         The aggregate market value of voting and non-voting common equity held by non- affiliates of the registrant was approximately $7,432,963 based on a closing price of $1.72 on June 16, 2003. The number of shares of the registrant's common stock outstanding as of June 16, 2003 was 14,874,470.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):

         Yes _____                          No XX
                                               --

                                      INDEX

                                                                            Page
                                                                          Number

                                     PART I.

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               9

Item 3.  Legal Proceedings                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

                                    PART II.

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                  10

Item 6.  Management's Discussion and Analysis of Plan or Operation            14

Item 7.  Financial Statements                                                 18

Item 8.  Changes  in  and  Disagreements  with  Accountants  on
         Accounting  and Financial Disclosure                                 28

                                    PART III.

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act           28

Item 10. Executive Compensation                                               30

Item 11. Security  Ownership of Certain  Beneficial Owners and
         Management And Related Stockholder Matters                           31

Item 12. Certain Relationships and Related Transactions                       32

                                    PART IV.

Item 13. Exhibits and Reports on Form 8-K                                     32

Item 14. Controls and Procedures                                              33

                                     PART I.

Note Regarding Forward Looking Information

This Annual Report on Form 10-KSB ("10-KSB") contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only F10's opinion as of the date of this 10-KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

F10 Oil & Gas Properties, Inc. is a company that invests in oil and natural gas exploration and oil and natural gas producing properties. F10 is currently focusing its acquisition efforts on producing oil and natural gas wells with a net positive cash flow.

From July 15, 2001 through November 1, 2002 F10, through its subsidiary Capital Market Mentors, Inc., had offered stock-trading tutorials designed to educate students in a comprehensive course in stock trading that combined professionally written manuals and lesson plans with one-on-one training with professional trading mentors. F10 had signed exclusive licensing agreements with authors of high quality trading manuals. As of November 1, 2002, F10 closed its operations in the stock training education field. F10 had also operated a stock trading office in Draper, Utah. This office was closed in October of 2002.

On November 1, 2002, F10 reentered the development stage until it completed its first oil and gas investment on March 1, 2003. This investment was made in a joint venture with six producing wells and F10 began reporting oil and gas revenues and was no longer in the development stage.

BACKGROUND

F10 was originally organized in the State of Utah on May 13, 1981, under the name Oro Rico, Ltd. On August 16, 1994, Oro Rico merged into Tierra Rica, Ltd., a Nevada corporation organized on May 7, 1993 for the purpose of changing its domicile to the State of Nevada. In September 1994, Tierra Rica merged with Petrex Corporation, a newly formed Utah corporation, with Tierra Rica being the surviving corporation. On October 24, 1994, the company changed its name to Petrex Corporation. In November of 1998, the company changed its name from Petrex Corporation to Institute of Cosmetic Surgery, Inc. In July of 2000, the company again amended its Articles of Incorporation and changed its name back to Petrex Corporation.

The company then effectuated a reverse twenty-for-one stock split and merged with Force 10 Trading, Inc., a Nevada corporation, and issued a total of 6,400,000 shares of its $0.001 par value common stock to the stockholders of F10. Under the terms of the merger agreement, the company changed its name to Force 10 Trading, Inc. and the existing officers and directors resigned in favor of a new management team.

On December 2, 2002, F10 effectuated a reverse three hundred-for-one stock split and changed its name to F10 Oil & Gas Properties, Inc.

BUSINESS STRATEGY

In November 2002, F10 made the decision to move away from the financial education and stock market strategies industry. The revenue growth was slow as a result of a number of factors, including the overall lackluster performance of the United States stock markets. F10 believed that there were ample opportunities available within the oil and natural gas industry and further believed that it could secure financing in its pursuits within this industry. F10 also believes that the world political and United States economic environments make investments in oil and gas properties particularly attractive.

Currently, F10 is seeking out investments in joint ventures and/or partnerships that are currently producing oil and natural gas and are operating at a net positive cash flow. Through these types of investments, F10 believes that it can build an attractive portfolio of investments in producing wells. As it continues to build its asset base, F10 anticipates making larger investments in oil and natural gas properties in the future. F10 also believes that there are substantial opportunities in acquiring wells that require minimal investment to begin or continue production. Some legislative changes are making development for small well operators and producers cost prohibitive. Over 2,500 small operators in Texas are not capable of posting bonds and letters of credit required by the state as part of annual renewals or operating permits. The bonds and letters of credit are required as a legislative response to the environmental impact of abandoned wells and the costs associated with plugging the wells and remediating any pollution. As a public company, F10 believes that it can qualify easier for the requisite bonds and letters of credit than the smaller operators. F10 believes that this situation has created an opportunity for acquiring and consolidating many smaller wells within a region at a cost below market value. F10 has agents and representatives currently seeking out such situations. Upon identifying attractive acquisition targets, F10 plans on making attractive offers to either acquire a majority working interest or a full ownership of the target well. Acquisitions may be effectuated by offering a combination of cash and restricted F10 common stock.

F10 is focusing its efforts on acquisition targets in Texas, specifically the Mississippian Barnett Shale, located in Denton and Wise Counties. Denton and Wise counties are located north of Fort Worth, Texas. The Barnett Shale field is estimated to contain 142.5 billion cubic feet of natural gas per square mile.

On March 1, 2003, F10 purchased a joint venture ownership interest in the Cowboy Baker Joint Venture ("Cowboy Baker"). Cowboy Baker owns and operates six producing oil and gas wells on the Barnett Shale field in Wise County, Texas. Under the terms of the Joint Venture Agreement, F10 and the other joint venturers divide revenues and expenses. Should the expenses exceed the revenues in any given month, the joint venturers are subject to capital calls. Should the capital calls not be met, the joint venturers are subject to substantial dilution of their ownership interests of the joint venture.

The Barnett Shale field is one of the youngest and most prolific natural gas fields in Texas. It is situated north of Fort Worth, Texas. Several companies have drilled over 1,000 wells in the area, producing over 395 billion cubic feet of natural gas.

The Cowboy Baker lease located near Boyd, Texas in Wise County (North Central Texas on the Northeastern edge of the Fort Worth Basin) had five producing wells in 1999, Cowboy Baker #1, Boyd-Jennings # 1 & # 2 and Smith # 4 & # 5. The five wells were producing approximately 450 MCF per day for a few years.

The Smith # 5 well was drilled in 1994, and completed in the 7,000+ foot Barnett Shale zones with 209 feet of pay zone. The studies also showed high potential in the conglomerate zone at 6100+ feet. In third quarter of 1999, the conglomerate zone was perforated, completed and co- mingled with the Barnett Shale production. Production was increased approximately 60%.

The Cowboy Baker # 2 is an offset well to the Cowboy Baker # 1. It was drilled in mid-July 1999. The production zone is the Barnet Shale, a pay zone thickness completed was 282 feet. It was fracture stimulated and put into production in late August 1999. The first full month of production yielded more than 14 million cubic feet of natural gas. The well produced more than 11 million cubic feet of natural gas in the month of September 2002. Minor rework was performed in March 2003 and production for April 2003 exceeded 11 million cubic feet.

The operator of the Cowboy Baker joint venture estimates that production will continue for an additional eight to fifteen years.


INDUSTRY AND COMPETITION

The oil and natural gas industry is highly competitive. F10 and its current joint venture will encounter strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to joint ventures of which F10 is a part. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of F10 will permit.

Exploration and production of oil and natural gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, the joint venture of F10 is not presently experiencing any shortages and does not foresee any such shortages in the near future. F10 is unable to predict how long current market conditions will continue.

Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and F10 cannot provide assurance that it will be able to compete satisfactorily in the acquisition of such properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers. There can be no assurance that F10 will continue to be successful in acquiring any more such properties.

F10's plan to acquire and consolidate the wells of many small producers facing legislative hurdles has yet to be implemented. The joint venture interest that F10 has acquired does not fit into this category of acquisition. There can be no assurance that F10 will be successful in acquiring any such properties.

GOVERNMENTAL REGULATIONS

F10's operations and the operations of the joint ventures in which F10 invests are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. F10 cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect F10's oil and natural gas operations and financial condition or that material indemnity claims will not arise against F10 with respect to properties acquired by or F10.

F10's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from F10's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue.

For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean- up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of F10 and any oil and gas joint ventures of which F10 is a part, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on F10. F10 could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of F10's properties.

Although the joint venture of which F10 is a part maintains insurance coverage it considers to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, the Company may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any such liabilities on F10 could have a material adverse effect on F10's financial condition and results of operations.

Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. F10 cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on F10's business or financial condition.

The federal government may propose tax initiatives that affect the oil and natural gas industry, including F10. F10 is unable to determine what effect, if any, the proposals would have on product demand or F10's results of operations.

The various states in which F10 conducts or may conduct activities regulate the drilling, operation and production of oil and natural gas wells, such as the method of developing new fields, spacing of wells, the prevention and clean-up of pollution, and maximum daily production allowables based on market demand and conservation considerations.

Additionally, in the course of routine oil and gas operations, joint ventures of F10 may have surface spills and leaks, including casing leaks, of oil or other materials occur, and the joint ventures incur costs for waste handling and environmental compliance. The joint venture in which F10 has invested is not operated by F10, but is operated by unaffiliated third parties. Notwithstanding F10's lack of control over wells owned by F10 but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, expose F10 to liability.

It is not anticipated that F10 will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, F10 is unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that F10 will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

      EMPLOYEES

      F10 currently employs 2 full-time employees, its President and its Chief Executive Officer.

      RESEARCH AND DEVELOPMENT

      F10 has not expended any capital on research or development since its inception.

      INTELLECTUAL PROPERTY

      F10 does not own the rights to any intellectual property, including patents or trademarks.

ITEM 2. DESCRIPTION OF PROPERTY

F10 currently does not lease any office space. F10 had previously leased 3,678 square feet of office space in Draper, Utah but closed this office on November 1, 2002. F10 currently utilizes the personal office space of the President and Chief Executive Officer which is provided to F10 free of rent.


ITEM 3. LEGAL PROCEEDINGS.

F10 is not a party to any legal proceedings.

Two note holders who each loaned F10 $50,000 on February 1, 2002 have retained an attorney to negotiate a settlement with F10. The aggregate amount owed to these individuals as of March 31, 2003 was $116,000, including accrued interest. F10 is in current negotiations with the note holders' attorney and is using its best efforts to reach a settlement and payment plan with these individuals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS.

F10's common stock has been traded on the Over-the-Counter Bulletin Board under the ticker symbol "FTOG" since December 3, 2002. From January 3, 2002 through December 2, 2002, the stock traded under the symbol "FTTI". Prior to January 3, 2002, F10's common stock traded under the symbol "PETR" on the Pink Sheets. The range of high and low bid information as set forth below for the shares of the company's stock for the last two complete fiscal years are approximations, as reported by Nasdaq.com. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The information has been adjusted for the twenty-for-one reverse stock split effectuated by the company on January 2, 2002 and the three hundred-for-one reverse stock split effectuated by the company on December 2, 2002.

Year Ended March 31, 2003                         High              Low

Fourth Quarter - Jan. 1 to Mar. 31, 2003          $1.60             $1.25
Third Quarter  - Oct. 1 to Dec. 31, 2002          30.03              1.25
Second Quarter - July 1 to Sept. 30, 2002        180.18             27.03
First Quarter - April 1 to June 30, 2002         300.30             96.10

Year Ended March 31, 2002                         High              Low

Fourth Quarter - Jan. 1 to Mar. 31, 2002        $273.27            $93.09

Third Quarter  - Oct. 1 to Dec. 31, 2001        300.00            180.00
Second Quarter - July 1 to Sept. 30, 2001       600.00             30.00
First Quarter - April 1 to June 30, 2001        300.00            150.00

As of June 12, 2003, F10 had approximately 519 shareholders of record, including nominees and brokers holding street accounts. As of June 15, 2003, the last sale price for F10's common stock on the OTC Bulletin Board was $1.72 per share.

F10 has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. F10 intends to continue to retain any earnings to expand and develop its business.

Options and Warrants

F10 had outstanding warrants to purchase 549,000 shares of common stock at prices between $.10 and $.20 prior to the reverse stock split effectuated in December 2002. These warrants have expiration dates through August 1, 2003. The reverse stock split left 1,830 warrants outstanding with the average strike price of $46.39.

F10 also had outstanding options to purchase 2,800,000 shares of common stock at prices between $.25 and $.82 prior to the reverse stock split. 350,000 of these options were not subject to dilution. The other options were cancelled after the reverse stock split in December 2002. In May of 2003, F10 issued 500,000 shares of restricted common stock to cancel the 350,000 options that would have been convertible into free-trading shares of common stock.

The following table summarizes the options and warrants outstanding as of March 31, 2003:


Stock Options*

Authorized in year-ended March 31, 2003                           350,000

Vested as of March 31, 2003                                       350,000

Average Exercise Price of Options                        $           0.76

Options Exercised as of March 31, 2003                                  0


     * subsequently cancelled
Warrants

Authorized in year-ended March 31, 2003                             1,830

Average Strike Price of Warrants                         $          46.39

Warrants Exercised as of March 31, 2003                                 0

Registrar and Transfer Agent

The company's registrar and transfer agent is PublicEase Stock Transfer, located at 3663 E. Sunset Road, Suite 104, Las Vegas, Nevada 89120; where its telephone number is (702) 212-8797.


Recent Sales of Unregistered Securities

F10 made the following sales of unregistered securities during the fiscal year ended March 31, 2003:

Common Stock

     (a) In May 2002, F10 issued 335 reverse split adjusted shares (100,000 shares of pre-reverse split shares) of restricted common stock to three individuals for consulting services rendered to the company. The total value of the services rendered was $16,000, or $47.76 per post-reverse split share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (b) In June 2002, F10 issued 67 reverse split adjusted shares (20,000 shares of pre-reverse split shares) of restricted common stock to one individual for consulting services rendered to the company. The total value of the services rendered was $10,000, or $149.25 per post-reverse split share. The Company relied on the exemption under
          Section 4(2) of the Securities Act of 1933, as amended.
     (c) In June 2002, F10 sold 48 reverse-split adjuste shares (14,286 shares of pre-reverse split shares) of its restricted common stock to one individual for net proceeds of $4,250, or $88.54 per post-reverse split share. The Company relied on the exemption under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.
     (d) In August 2002, F10 issued 617 reverse-split adjusted shares (185,000 shares of pre-reverse split shares) of its restricted common stock to one individual for consulting services rendered to the company. This stock was valued at $9,200 or $14.91 per post-reverse split share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (e) In October 2002, F10 issued 2,250 reverse-split adjusted shares (675,000 shares of pre- reverse split shares) of restricted common stock to three individuals for consulting services rendered to the company. The total value of the services rendered was $20,250, or $9.00 per post-reverse split share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (f) In December 2002, F10 issued 2,000,000 shares o its post-reverse split restricted common stock to Mary E. Blake, the President of F10, for services rendered and cancellation of $20,000 of debt. This stock was valued at $40,000 or $0.02 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (g) In December 2002, F10 issued 500,000 shares of its restricted common stock to Jon Richard Marple, the son of the CEO and director of F10, for services rendered to the company. This stock was valued at $5,000 or $0.01 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (h) In January 2003, F10 issued 20,000 shares of it restricted common stock to three individuals as part of a break-up agreement with Royal Oasis, Inc. This stock was valued at $3,500, or $0.175 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (i) In March 2003, F10 issued 150,000 shares of its restricted common stock to Craig Hewitt, a Director, as a Director's fee. This stock was valued at $26,250 or $0.175 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (j) In March 2003, F10 issued 695,000 shares of its restricted common stock to five entities for services rendered to the company. This stock was valued at $121,625, or $0.175 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (k) In March 2003, F10 issued 360,000 shares of its restricted common stock to four individuals in partial payment for their loans made to the company. This stock was valued at $63,000, or $0.175 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (l) In March 2003, F10 issued 600,000 shares of its restricted common stock as a conversion of 400,000 shares of Series A Convertible shares. 200,000 shares of this restricted common stock were issued to Jon Richard Marple, the son of the CEO and director of F10, in retirement of 300,000 shares of Series A Convertible shares that he owned. This stock was valued at $400,000, or $0.67 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.


In December 2002, F10 issued 10,000,000 shares of its restricted common stock to the Sukumo Group. The stock was delivered to an escrow agent to be disbursed at the request of the Sukumo Group and F10 under the terms of an Offshore Stock Purchase Agreement and subject to a Finders Fee Agreement with Feng Shui Consulting (later amended to change the Finders Fee Agreement to be between F10 and Nu Way Consulting). As of March 31, 2003, 2,110,000 shares of the stock have been distributed and the remaining shares remain held in escrow. F10 has received net proceeds of $268,371, or $0.13 per share. The terms of the Offshore Stock Purchase Agreement call for Sukumo to pay a price of 12.5% of the bid price of the F10 common stock on the date that Sukumo notifies the escrow agent of its intent to purchase the stock. Under the terms of the Finders Fee Agreement, Feng Shui receives 8.75% of the current bid price on the F10 stock and Leeward Consulting Inc. receives 8.75% of the current bid price. F10 is also required to pay a finders fee of 10% of the net amount that it receives to Jon Richard Marple, under the terms of his consulting agreement with F10 dated February 1, 2002. Jon Richard Marple is the son of F10's CEO and provided F10 with an introduction to the parties who arranged this financing. Through March 31, 2003, F10 received net proceeds of $263,371. A total of $202,425 has been paid to Feng Shui and $202,425 has been paid to Leeward under the terms of the Finders Fee Agreement. F10 has also paid $19,132 to Jon Richard Marple under the terms of his consulting agreement. The total amount of finders fees paid in the year ended March 31, 2003, was equal to $423,982, or 61% of the total amount raised under this offering.

The Offshore Stock Purchase Agreement qualified for exemption under Regulation S as Sukumo represented to F10 that: (i) Sukumo is not a "U.S. Person" as that term is defined in Rule 902 of Regulation S; (ii) Sukumo is not an affiliate of F10; (iii) At the time of the transaction, Sukumo was outside the United States and no offer to purchase the shares was made in the United States; (iv) All offers and subsequent sales of the shares shall not be made to U.S. persons unless the shares are registered or a valid exemption from registration can be relied on under applicable U.S. state and federal securities laws; (v) Sukumo is not a distributor or dealer; (vi) the shares were not acquired by Sukumo for any U.S. Person nor were they subject to any pre-arranged agreement with Sukumo and a purchaser located in the United States or a purchaser which is a U.S. person, and that the shares are not and will not be part of a plan or scheme to evade the registration provisions of the Act; (vii) all offering documents received by Sukumo include statements to the effect that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. Persons (other than distributors as defined in Regulation S) during the Restricted Period unless the shares are registered under the Securities Act of 1933 or an exemption from registration is available.

Notes and Warrants

     (a) On June 10, 2003, the Company entered into a Note Agreement with the Watchman Trust whereby the Company was loaned $150,000 at an interest rate of 12%. The term of the note was one year. The Company also issued 500 (reverse-split adjusted) warrants to purchase shares of its common stock at a price of $30 per share. The warrants expire on June 10, 2005. The Company relied on the exemption under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.
     (b) On June 12, 2003, the Company entered into a Note Agreement with the Nancy Hoppe whereby the Company was loaned $35,000 at an interest rate of 12%. The term of the note was one year. The Company also issued 117 (reverse-split adjusted) warrants to purchase shares of its common stock at a price of $30 per share. The warrants expire on June 12, 2005. The Company relied on the exemption under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.
     (c) On June 12, 2003, the Company entered into a Note Agreement with the Tad Gygi whereby the Company was loaned $50,000 at an interest rate of 10%. The term of the note was four months. The Company relied on the exemption under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for F10 operations for the year ended March 31, 2003 and for the prior period only since the inception of Force 10 Trading, Inc. on July 15, 2001 to March 31, 2002. Where noted, the operations of F10 in its prior line of business are noted as discontinued operations.

Results of Operations.

(a) Revenues.

For the year ended March 31, 2002, F10 reported total operating revenues of $526. This only includes the revenues from oil and natural gas sales passed through from F10's joint venture investment. F10 reported revenues of its discontinued line of business equal to $183,609 during the current fiscal year compared with $38,022 in the period from July 15, 2001 to March 31, 2002. Between November 1, 2002 and February 28, 2003, F10 was in a development stage.

(b) Selling, General and Administrative Expenses.

F10 incurred total selling, general and administrative expenses ("SG&A") of $257,753 from November 1, 2002 through March 31, 2003 during the development stages and in its current line of business. During the entire fiscal year ended March 31, 2003, F10 incurred total SG&A of $1,497,822, including expenses incurred in the discontinued line of business. F10 incurred total SG&A expenses of $634,212 in the year ended March 31, 2002. The current year's SG&A expenses represent an increase of 136% from the prior year. With the closing of its educational sales and stock trading offices, F10 anticipates SG&A expenses to be lower in the next fiscal year.

(c) Depreciation and Amortization.

Depreciation for the year ended March 31, 2003 was equal to $3,851, compared with $4,030 of depreciation for the year ended March 31, 2002.

F10 amortized the discounts and original issue costs on certain notes payable during the year. These amounts have been included in interest expense.

(d) Interest Expense.

F10 incurred interest expense of $238,939 in the year ended March 31, 2003, an increase of 24% from the interest expense of $192,901 incurred in the fiscal year ended March 31, 2002. After March 31, 2003, F10 settled a large portion of its notes payable through the issuance of restricted common stock and by agreeing to long-term payment plans at lower rates of interest. As such, F10 anticipates a lower interest expense in the future.

(e) Income Tax Benefit.

For the fiscal year ending March 31, 2002, F10 had a net operating loss carryforward of approximately $2.2 million expiring beginning on March 31, 2017. F10 has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f) Net Loss.

F10 recorded a net loss of $1,730,364 for the fiscal year ended March 31, 2003. This loss represents an increase of 113% from the net loss of $813,640 from the fiscal year ended March 31, 2002. The overall loss in the current year was higher due to the increased costs of operating the discontinued business.

(g) Other Income/Expense.

F10 recorded gains from securities sales of $5,733 in the year ended March 31, 2003, compared with losses on securities sales of $11,345 for the year ended March 31, 2002. F10 was testing different stock trading methods as part of its discontinued line of business and recorded the gains and losses prior to November 1, 2002. F10 does not anticipate any future gains or losses from the sales of securities.

F10 recorded income from forgiveness of indebtedness of $8,363 in March 31, 2003.

F10 reported a total net loss from its discontinued operations of $1,248,133 in the year ended March 31, 2003 and a loss from discontinued operations of $608,594 in the year ended March 31, 2002.

Liquidity and Capital Resources.

F10 had a working capital deficit of $802,181 as of March 31, 2003. F10 began aggressively attempting to renegotiate the terms and payments of some of its liabilities after the end of the fiscal year and anticipates substantially improving its working capital position over the next several months. After March 31, 2003 and prior to this filing, F10 has reached agreements with note holders owed over $325,000 as of March 31, 2003. The agreements call for the issuance of restricted stock and payments totaling $55,000 over the 24 months following the effective date of the agreements. Further, F10 has agreed to issue restricted stock in retirement of $20,000 of accounts payable and $150,000 owed to officers

Force 10 had a working capital deficit of $78,593 as of March 31, 2002.

Of the notes payable that F10 has issued, a total of approximately $388,000 of notes and $55,700 of accrued interest is overdue and payable as of March 31, 2003. F10 is attempting to negotiate settlements on the payment of these notes that would involve a combination of cash payments and the issuance of F10's restricted common stock.

The report of F10's independent certified public accountants notes that F10 has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern. F10 plans on continuing to raise capital through various private placement offerings of its common stock and through the offering of additional note agreements with prospective investors.

F10 believes that future equity sales or other financings can be achieved to adequately finance its growth and retire its existing debts. Therefore, F10's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. F10 estimates that it will need to raise approximately $1,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to F10. The ability of F10 to continue as a going concern is dependent on additional sources of capital and the success of F10's business plan. Regardless of whether F10's cash assets prove to be inadequate to meet F10's operational needs, F10 might seek to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, F10 may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in F10.

Certain Indebtedness.

From July 2001 through February 2003, F10 entered into certain note agreements with unrelated third party investors. These notes bore an interest rate of 10-15% and most of the notes included either stock and/or warrants. The terms of the notes varied between 120 and 365 days. F10 raised approximately $850,000 from the various notes entered into from July 2001 through February 2003. Repayments on these notes totaled $200,606 during this same period.

Of the notes payable that F10 has issued, a total of approximately $388,000 of principal and $55,700 of accrued interest is overdue and payable as of March 31, 2003. F10 is attempting to negotiate settlements on the payment of these notes that involve a combination of cash payments and the issuance of F10's restricted common stock. After March 31, 2003 and prior to this filing, F10 has reached agreements with note holders owed over $325,000 as of March 31, 2003. The agreements call for the issuance of restricted stock and payments totaling $55,000 over the 24 months following the effective date of the agreements. Further, F10 has agreed to issue restricted stock in retirement of $20,000 of accounts payable and $150,000 owed to officers.

During the year ended March 31, 2003, a former board member placed funds into a stock trading account in the name of F10. F10 subsequently withdrew $27,000 from this account to pay corporate expenses and has booked it as a loan which is accruing interest in favor of the former director. F10 has not received any demand for payment on the loan.

Inflation.

F10's management does not believe that inflation has had or is likely to have any significant impact on F10's operations.

Other.

F10 does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

On February 1, 2002, F10 entered into an employment agreement with Jon H. Marple, Chief Executive Officer. The employment contract with Mr. Marple calls for a base salary of $10,000 per month for a term of five years. The base salary was to increase at a rate of 10% per year over the term of the agreement. Mr. Marple was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vested on June 30, 2002. The remaining options were to vest over the next three years of the contract. Mr. Marple was also due to receive an override of four percent on all sales of F10's educational materials. In furtherance of the company's operations, Mr. Marple has agreed to forgive any increase in salary and also agreed to have his stock options cancelled.

On February 1, 2002, F10 entered into an employment agreement with Mary E. Blake, President of F10. The employment contract with Ms. Blake calls for a base salary of $10,000 per month for a term of five years. The base salary was to increase at a rate of 10% per year over the term of the agreement. Ms. Blake was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vested on June 30, 2002. The remaining options were to vest over the next three years of the contract. In furtherance of the company's operations, Ms. Blake has agreed to forgive any increase in salary and also agreed to have her stock options cancelled.

On December 18, 2002, F10 entered into an Offshore Stock Purchase Agreement with the Sukumo Group, a Japanese corporation. Under the terms of the Agreement, Sukumo can purchase up to 10,000,000 shares of restricted common stock of F10. This stock is being sold under an exemption provided by Regulation S of the Securites Act of 1933 and was deposited with an escrow agent after the execution of the Agreement with Sukumo. F10 also entered into a Finders Fee Agreement with Feng Shui Consulting, a Utah corporation. Under the terms of the agreement with Sukumo, Sukumo can purchase stock over a twelve-month period by remitting funds to the escrow agent. F10 receives net proceeds of approximately 12.5% of its current bid price. Under the terms of the Finders Fee Agreement, Feng Shui receives 8.75% of the current bid price on the F10 stock and Leeward Consulting Inc. receives 8.75% of the current bid price. F10 is also required to pay a finders fee of 10% of the net amount that it receives to Jon Richard Marple, under the terms of his consulting agreement with F10 dated February 1, 2002. Jon Richard Marple is the son of F10's CEO and provided F10 with an introduction to the parties who arranged this financing. Through March 31, 2003, F10 received net proceeds of $263,371. A total of $202,425 has been paid to Feng Shui and $202,425 has been paid to Leeward under the terms of the Finders Fee Agreement. F10 has also paid $19,132 to Jon Richard Marple under the terms of his consulting agreement. The total amount of finders fees paid in the year ended March 31, 2003, was equal to $423,982, or 61% of the total amount raised under the Regulation S offering.

ITEM 7. FINANCIAL STATEMENTS


                                      Smith
                                        &
                                     Company
           A Professional Corporation of Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


Officers and Directors
F10 Oil & Gas Properties, Inc.
Willis, Texas


We have audited the accompanying consolidated balance sheet of F10 Oil & Gas Properties, Inc. (a Nevada corporation) as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended March 31, 2003 and for the period from July 15, 2001 (date of inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F10 Oil & Gas Properties, Inc. as of March 31, 2003, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the year ended March 31, 2003 and for the period from July 15, 2001 (date of inception) to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints, and an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             /s/ Smith & Company
                                                    Certified Public Accountants

Salt Lake City, Utah
June 17, 2003

         10 West 100 South, Suite 700 - Salt Lake City, Utah 84101-1554
              Telephone: (801)575-8297 - Facsimile: (801)575-8306
                        Email: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants

                         F10 OIL & GAS PROPERTIES, INC.
                           Consolidated BALANCE SHEET
                                 MARCH 31, 2003

ASSETS

CURRENT ASSETS:
Cash                                        $         53,296
Oil & Gas Revenue Receivable                             365
Prepaid Expenses                                     180,909
Deferred issue costs                                   5,411
                                            ----------------

         Total Current Assets                        239,981

Property and equipment, net (Note 3)                   1,415
Long-term portion of prepaid expenses                113,507
Oil & gas investments                                 20,000
                                            ----------------


         Total Assets                       $        374,903
                                            ================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                            $        138,079
Refunds payable                                       29,102
Payable on acquisition                                10,000
Due to Officers                                      161,891
Accrued interest                                      75,397
Notes payable, net of discounts of $76,592           627,693
                                            ----------------

         Total current liabilities                 1,042,162

Long-term portion of notes payable                    32,545
                                            ----------------

         Total liabilities                         1,074,707


Commitments and contingencies (Note 5)                     -

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized
         None outstanding
Common stock, par value $.001;
         75,000,000 shares authorized,
         14,374,470 shares issued
         and outstanding                              14,374
Stock Subscription Receivable                         (7,890)
Additional paid-in capital                         1,837,716
Accumulated deficit                               (2,544,004)
                                            ----------------

Total stockholders' deficit                         (699,804)
                                            ----------------

Total liabilities and stockholders' deficit $        374,903
                                            ================

                 The accompanying notes are an integral part of these
                    consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIOD FROM APRIL 1, 2002 TO MARCH 31, 2003
                AND JULY 15, 2001 (INCEPTION) TO MARCH 31, 2002


                                                                                 For the period
                                                       For the year            from July 15, 2001
                                                           ended                 (Inception) to
                                                      March 31, 2003             March 31, 2002
                                                    --------------------     ---------------------
Net Revenues                                        $                526     $                   -

Cost of Sales                                                        161                         -
                                                    --------------------     ---------------------

Gross Profit                                                         365                         -

General and administrative expenses                              257,753                         -
                                                    --------------------     ---------------------

Loss from operations                                            (257,388)                        -

Forgiveness of Debt Income                                         8,363                         -
Gain (Loss) on Securities Sales                                    5,733                   (11,345)
Interest Expense                                                (238,939)                 (192,901)
Loss incurred in discontinued business                        (1,248,133)                 (608,594)
                                                    --------------------     ---------------------

Loss before provision for income taxes                        (1,730,364)                 (812,840)
                                                    --------------------     ---------------------

Provision for income taxes                                             0                       800
                                                    --------------------     ---------------------

Net Loss                                                      (1,730,364)                 (813,640)
                                                    ====================     =====================

Basic net loss per weighted share                   $              (1.20)    $              (33.26)
                                                    ====================     =====================

Basic Weighted Average Shares Outstanding                      1,440,549                    24,467
                                                    ====================     =====================


                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM JULY 15, 2001 (INCEPTION) TO MARCH 31, 2003


                                              Common                     Preferred           Additional
                                               Stock                       Stock               Paid-In     Accumulated
                                        Shares        Amount        Shares        Amount       Capital        Deficit      Total
                                     ------------  ------------  ------------  ------------  ------------  ----------  ------------
Stock issued to founder on 7/15/01      6,090,000  $      6,090                $             $     (6,090) $        -  $          -
Stock issued in Sept and October
   2001 for notes payable                 310,000           310                                    69,337           -        69,647
Value of Warrants issued in
  conjunction with notes payable                                                                  111,080                   111,080
Shares issued in Petrex merger            445,854           446                                      (446)                        -
Officers compensation deemed
 contribution to capital                                                                           25,990                    25,990
Value of warrants issued to
 consultant                                                                                        10,000                    10,000
Stock Issued for Services in
 year ended March 31, 2002              3,006,056         3,006                                   741,110                   744,116
Net loss for year ended
 March 31, 2002                                 -             -                                         -     (813,640)    (813,640)
Value of Warrants issued in
 conjunction with notes payable                                                                    86,559                    86,559
Stock Issued in Private Placement          14,286            14                                     4,236                     4,250
Stock sold under option agreements
 in quarter ended September 30, 2002      600,000           600                                      (600)                        -
Stock Issued for Services from
  April 1, 2002
  through December 2, 2002              2,841,000         2,841                                   277,571                   280,412
Preferred Stock issued in
 rescinded acquisition                                              4,200,000     4,200,000    (4,200,000)                        -
Preferred Stock cancelled upon
 rescission                                                        (3,800,000)   (3,800,000)    3,800,000                         -
Adjustment for 300 to 1
 reverse stock split                  (13,262,839)      (13,263)                                   13,263                         -
Rounding for reverse stock split              713             1                                        (1)                        -
Stock subscription receivable          10,000,000        10,000                                                                   -
Stock issued for services from
 December 2002
 through March 31, 2003                 1,369,400         1,369                                   159,406                   160,775
Stock issued to officer
 in exchange for debt                   2,000,000         2,000                                    18,000                    20,000
Stock issued in exchange for debt         360,000           360                                    62,640                    63,000
Conversion of Preferred stock
 into common                              600,000           600      (400,000)     (400,000)      399,400
Proceeds of Stock Subscription
 received                              (2,110,000)                                                268,371                   268,371
                                        2,110,000                                                  (2,110)
Net loss for period ended
 March 31, 2003                                 -             -             -             -             -   (1,730,364)  (1,730,364)
                                     ------------  ------------  ------------  ------------  ------------  -----------  -----------
Balance at March 31, 2003              14,374,470  $     14,374             -  $          -  $  1,837,716  $(2,544,004) $  (699,804)
                                     ============  ============  ============  ============  ============  ===========  ===========



                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIOD FROM APRIL 1, 2002 TO MARCH 31, 2003
      AND FOR THE PERIOD FROM JULY 15, 2002 (INCEPTION) TO MARCH 31, 2002


                                                                                               For the period
                                                                         For the year          from July 15, 2001
                                                                               ended               (inception)
                                                                           March 31, 2003       to March 31, 2002
                                                                         ------------------    --------------------
Cash flows from Operating Activities:
  Net loss                                                               $       (1,730,364)   $           (813,640)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
Depreciation and Amortization                                                       135,727                 184,757
Compensation accrued to officer and
    treated as a contribution of capital                                                  0                  25,990
Expenses paid with stock                                                            439,953                 710,630
Changes in operating assets and liabilities:
Prepaid Expenses                                                                    282,135                (576,972)
Accounts payable                                                                     74,829                  92,352
Accounts receivable                                                                  13,465                 (13,830)
Stock subscription receivable                                                        43,486                 (43,486)
Deferred Expenses                                                                    (4,990)                      0
Accrued Expenses                                                                     62,048                  13,349
Deposits                                                                              6,757                  (6,757)
                                                                         ------------------    --------------------

  Net cash used in operating activities                                            (676,954)               (427,607)
                                                                         ------------------    --------------------

Cash flows from investing activities:
Disposition of property and equipment, net cost                                      23,374                 (32,400)
Investment                                                                          (20,000)                      0
Payable on Investments                                                               10,000                       0
Inventory                                                                            23,795                 (23,795)
                                                                         ------------------    --------------------

  Net cash provided by investing activities                                          37,169                 (56,195)

Cash flows from financing activities:
Sale of common stock                                                                272,621                  43,486
Proceeds from notes payable, net of issuance costs                                  462,936                 402,354
Repayment of loans                                                                 (170,155)                (25,000)
Repayment of loans with common stock                                                 28,750                       0
Payments on capital lease                                                           (10,493)                 10,493
Increase in amounts owed to Officer                                                 123,696                  38,194
                                                                         ------------------    --------------------

  Net cash provided by financing activities                                         707,355                 469,527
                                                                         ------------------    --------------------

Net increase (decrease) in cash                                                      67,570                 (14,275)

Cash, at beginning of period                                                        (14,274)                      0
                                                                         ------------------    --------------------

Cash, at end of period                                                   $           53,296    $            (14,275)
                                                                         ==================    ====================


Supplemental Disclosure of Cash Flow Information:
Cash Paid for:  Interest                                                             19,899                  31,119
                Taxes                                                                     0                     800


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

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

In January of 2002, the Registrant effectuated a reverse twenty-for-one stock split and merged with Force 10 Trading, Inc., a Nevada corporation ("Force 10"), and issued a total of 6,400,000 shares of its $0.001 par value common stock to the stockholders of Force 10. After the effective date of the merger, the Registrant had 6,839,354 shares of common stock outstanding.

In November of 2002, the Registrant discontinued its business efforts in stock trading offices and stock trading educational sales to pursue opportunities in the oil and gas industry. On December 3, 2002, the Registrant changed its name to "F10 Oil & Gas Properties, Inc." and effectuated a three hundred-for-one reversestock split. This left 45,070 shares outstanding. The Registrant then entered into a financing agreement whereby it issued 10,000,000 shares of its restricted common stock into an escrow account to be sold in a stock offering overseas under Regulation S. As of March 31, 2003, 2,110,000 of these shares had been sold.

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

From the period between July 15, 2001 and November 1, 2002, the Company was involved in the business of selling stock trading educational materials and operated a stock trading office for stock traders. This business was discontinued on November 1, 2002 and the Company reentered the developmental stage. The Company began pursuing financing as an oil and gas company and restructured itself through a reverse stock split and name change in December of 2002. On March 1, 2003, the Company acquired its first oil and gas asset and began reporting revenues from this investment. As such, at this point the Company was no longer in a development stage. The activities in the discontinued line of business are reported as such in the Statement of Operations for both the period from July 15, 2002 (inception) to March 31, 2002 and the year ended March 31, 2003.

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

REVENUE RECOGNITION

The Company generates revenues from its oil and gas investments. Currently the Company holds an investment in a joint venture and the revenues from this joint venture are recorded in the month the oil and gas is sold.


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

FISCAL YEAR-END

The Company has elected a March 31 year end for financial and income tax reporting purposes.

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

PRINCIPALS OF CONSOLIDATION

The Company's wholly owned subsidiary, Capital Market Mentors, Inc. ("CMM"), was formed in April of 2002. This subsidiary was formed for the purpose of selling the Company's educational and tutorial materials. In October of 2002, CMM ceased conducting business. All operations of CMM are included in the Discontinued Operations in the Consolidated Statement of Operations.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2003:

Furniture                                   $    499
Equipment                                      1,500
                                            --------
                                               1,999
Less accumulated depreciation               (    584)
                                            --------

                                            $  1,415
                                            ========

Upon its entering into a new line of business, the Company sold and/or abandoned all of the equipment associated with the old line of business.


NOTE 4 - NOTES PAYABLE

During the period from Inception to March 31, 2003, the Company issued promissory notes to third parties totaling approximately $840,000, net of discounts and issuance costs, under a private placement. During the fiscal year ended March 31, 2003, the Company made principal payments totaling approximately $170,000. The notes bear interest at rates between 10-15% per annum and have terms between 120 and 360 days from the date of issuance. Some of the notes were initially issued with a detachable stock purchase warrant. Since the effectuation of the 300:1 reverse stock split in December of 2002, these warrants have been left worthless.

As of March 31, 2003, notes with a total principal amount of $388,000 and accrued interest of $55,748 were overdue and payable. The Company is negotiating a settlement on some of these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock. Two note holders who are each owed $50,000 plus accrued interest have threatened litigation and the Company is currently negotiating with their attorney.

The Company incurred $35,250 in debt issuance costs in connection with these notes. Debt issuance costs are being amortized to interest expense over the term of the notes.

The long-term debt of $32,545 shown on the balance sheet as of March 31, 2003 is all due and payable in the fiscal year ended March 31, 2005.

NOTE 5 - LEASES AND COMMITMENTS:

The Company currently does not lease any facilities or equipment.

The Company had previously recorded assets under capital leases totaling $13,612. This equipment was abandoned and the total amount due under the lease was settled.

Rent expense was $16,378 and $18,041 for the years ended March 31, 2003 and March 31, 2002, respectively.


NOTE 6 - STOCKHOLDERS' DEFICIT

After the Company conducted a reverse stock split in December of 2002, the Company issued 2,000,000 shares of restricted common stock to Mary E. Blake, the Company's President and Director, in forgiveness of $20,000 in debt.


On December 18, 2002, F10 entered into an Offshore Stock Purchase Agreement with the Sukumo Group, a Japanese corporation. Under the terms of the Agreement, Sukumo can purchase up to 10,000,000 shares of restricted common stock of F10. This stock is being sold under an exemption provided by Regulation S of the Securites Act of 1933 and was deposited with an escrow agent after the execution of the Agreement with Sukumo. F10 also entered into a Finders Fee Agreement with Feng Shui Consulting, a Utah corporation. Under the terms of the agreement with Sukumo, Sukumo can purchase stock over a twelve-month period by remitting funds to the escrow agent. F10 receives net proceeds of approximately 12.5% of its current bid price. Under the terms of the Finders Fee Agreement, Feng Shui receives 8.75% of the current bid price on the F10 stock and Leeward Consulting Inc. receives 8.75% of the current bid price. F10 is also required to pay a finders fee of 10% of the net amount that it receives to Jon Richard Marple, under the terms of his consulting agreement with F10 dated February 1, 2002. Jon Richard Marple is the son of F10's CEO and provided F10 with an introduction to the parties who arranged this financing. Through March 31, 2003, F10 received net proceeds of $263,371. A total of $202,425 has been paid to Feng Shui and $202,425 has been paid to Leeward under the terms of the Finders Fee Agreement. F10 has also paid $19,132 to Jon Richard Marple under the terms of his consulting agreement. The total amount of finders fees paid in the year ended March 31, 2003, was equal to $423,982, or 61% of the total amount raised under the Regulation S offering. As of March 31, 2003, 2,110,000 shares of this stock were sold with the Company generating $268,371 in net proceeds. The remaining 7,890,000 shares are still held by the escrow agent.

NOTE 7 - INCOME TAXES:

The Company's income tax expense is not significant.

NOTE 8 - OPTIONS AND WARRANTS

The Company had previously issued warrants to purchase 549,000 shares of its common stock at prices between $.10 and $.20 prior to conducting the reverse stock split on December 2, 2002. The result of the reverse stock split adjusted these warrants to purchase 1,830 shares of common stock at prices between $30 and $60 per share. The warrants have expiration dates through August 1, 2003 and will almost certainly expire worthless.

The majority of the stock options granted to employees and consultants prior to the reverse stock split on December 2, 2002 have been cancelled. One optionee had options that were not subject to dilution. This optionee had options to purchase 350,000 free-trading shares of the Company's common stock at an average price of $.76. Subsequent to the year ended March 31, 2003, the Company settled these options through the issuance of 500,000 shares of its restricted common stock.

The following is a summary of outstanding options and warrants as of March 31, 2003:


Stock Options *

Authorized in year-ended March 31, 2003                       350,000

Vested as of March 31, 2003                                   350,000

Average Exercise Price of Options                    $           0.76

Options Exercised as of March 31, 2003                             0


* subsequently cancelled
Warrants

Authorized in year-ended March 31, 2003                        1,830

Average Strike Price of Warrants                     $         46.39

Warrants Exercised as of March 31, 2003                            0


NOTE 9 - SUBSEQUENT EVENTS:

In June of 2003, the Company entered into settlement agreements with note holders owed an aggregate of $325,714, including accrued interest. Under the terms of these settlement agreements, the Company issued 1,185,000 shares of its restricted common stock to the note holders and is required to make payments of $55,000 to some of the note holders over the following 24 months. The Company also issued 200,000 shares of its restricted common stock to cancel $20,000 in accounts payable. Mary E. Blake and Jon H. Marple, officers and directors, agreed to accept 1,500,000 shares of restricted common stock in cancellation of $150,000 owed to them. The aggregate effect of these settlements is a net reduction of $440,714 in liabilities shown on the March 31, 2003 balance sheet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of F10 are set forth below; there are no other promoters or control persons of F10. The directors named below will serve until the next annual meeting of F10's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non- management shareholders may directly or indirectly participate in or influence the management of F10's affairs. The directors and executive officers of F10 are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

                                POSITION                    DATES
NAME                  AGE      WITH COMPANY               OF SERVICE
----                  ---      ------------               ----------

Mary E. Blake         50       President, Secretary,      11/01 to present
                              Treasurer & Director
Jon H. Marple         63       Chief Executive Officer,   11/01 to present
                               Chairman & Director
Craig A. Hewitt       34       Director                   11/01 to present


Jon H. Marple, Chairman/Chief Executive Officer/Director

Mr. Marple, age 63, is the co-founder of F10 and has professional experience that includes being a successful lawyer and entrepreneur for 35 years. Mr. Marple has been the CEO of F10 since July of 2001. Prior to founding F10 in 2001, Mr. Marple was the founder and Chairman of the Board of IJNT.net, Inc., later known as Universal Broadband Networks, Inc. Mr. Marple served as Chief Executive Officer of IJNT from January 1997 through May 2000 and also served as its President from January 1999 through October 1999. With IJNT, Mr. Marple built the company from a concept to a NASDAQ company with a $500 million market capitalization. Mr. Marple has started a number of other successful businesses, both private and public and is a graduate of Brigham Young University and the University of Washington School of Law.

Mary E. Blake, President/Treasurer/Secretary/Director

Ms. Blake, age 50, co-founded F10 with Mr. Marple, her husband. She was co-founder along with Jon Marple of IJNT.net, a company that went from concept to NASDAQ in a little more than 2 years. Ms. Blake served as the Vice President of IJNT from January 1997 through October 1999 and served as the President from October 1999 through May 2000. Ms Blake attended Sam Houston State University for two years and then Texas A & M University for two years in the Business College. On June 4, 2001, Ms. Blake, without admitting or denying the matters, consented to an Order by the Securities and Exchange Commission that Ms. Blake cease and desist from committing or causing any violations of, and committing or causing any future violations of, Sections 13(d) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16a-2 and 16a-3 promulgated thereunder. Ms. Blake made late filings concerning her beneficial ownership interest in another public company.

Ms. Blake and Mr. Marple are married.

Craig A. Hewitt, Director
Mr. Hewitt, age 34, has served in top financial positions to three companies that have gone from startup to public entities. His expertise has been focused on high-growth startup companies. Since April of 2001, Mr. Hewitt has been Chief Financial Officer of AccuPoll Holding Corporation, a public company that trades on the OTC Bulletin Board. AccuPoll produces electronic polling devices in compliance with the "Help America Vote Act" of 2002. From August 2000 through April 2001, Mr. Hewitt was the CFO of Junum, Inc. and led that company from a private entity to the OTC. . He was the CFO of Universal Broadband Networks ("UBNT") from November 1998 to July 2000. UBNT went from the OTC to NASDAQ and achieved a $500 million market cap. . From January 1996 to November 1998, Mr. Hewitt was involved with HNC Software Insurance Solutions, which was also a start-up company that became NASDAQ listed with revenue increases from $9 million to $100 million during Mr. Hewitt's three-year tenure. Mr. Hewitt has extensive expertise and knowledge of national stock market listings, senior debt, public offerings and private placements and has participated in over $100 million in financing for companies.


SECTION 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires F10's executive officers and directors, and persons who beneficially own more than 10% of F10's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish F10 with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to F10 and information involving securities transactions of which F10 is aware, F10 believes that during the fiscal year ending March 31, 2003, that it has advised the appropriate parties and entities of the compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders. For the year ended March 31, 2003, F10 is aware of two individuals who failed to timely file reports under Section 16(a).

In December of 2002, Mary E. Blake, the President of F10, received 2,000,000 shares of restricted common stock in forgiveness of $20,000 in debt owed to her. Ms. Blake failed to timely file a Form 4 (not a Section 16(a) filing) to report this acquisition.

In March of 2003, Craig A. Hewitt, a director of F10, received 150,000 shares of restricted common stock for his services as a director of F10. Mr. Hewitt failed to timely file a Form 4 to report this acquisition. Both Ms. Blake's and Mr. Hewitt's filings are current as of the date of this filing.

ITEM 10. EXECUTIVE COMPENSATION.

Prior to the acquisition of Force 10 Trading, Inc. in November of 2001, no cash compensation had been paid to any of F10's executive officers during the past three fiscal years.

The table below shows the compensation paid to F10's President and Chief Executive Officer since the closing of the acquisition of Force 10 Trading, Inc. and the compensation of the President prior to the acquisition. No other officers or employees received total compensation that exceeded $100,000.


                                                    Summary Compensation Table

                                            Annual Compensation                            Long-term Compensation

Name and             Fiscal                               Other           Restricted  Securities                 All
principal            Year                                 annual          stock       underlying       LTIP      other
position             Ended         Salary         Bonus   compensation    awards      options/SARs     payouts   compensation
         (a)         (b)           (c)            (d)     (e)             (f)         (g)              (h)       (i)
Jon H. Marple,
Chairman & CEO           3/31/2003     120,000 (1)  0      0              0          0                 0         0
                         3/31/2002      86,000 (2)  0      0              0          36,667(3)         0         0

Mary E. Blake,
President                3/31/2003     120,000 (4)  0      0              0          0                 0         0
                         3/31/2002      30,000 (5)  0      0              0          36,677(3)         0         0

G.W. McDonald,
President                3/31/2001           -      0      0              0          0                 0         0


(1) Includes $63,697 of compensation accrued and no paid as of March 31, 2003.
(2) Includes $8,194 of compensation accrued and not paid as of March 31, 2002 and remained unpaid as of March 31, 2003. Also includes $25,990 of compensation that was not paid and was treated as a contribution to capital of F10.
(3) Both Mr. Marple and Ms. Blake received 1,000,00 options at a price of $.25 per share as part of their employment contracts dated January 1, 2002. 1/3 of these options, or 333,333 options each, vested on June 30, 2002. The value of the options which vested on June 30, 2002 was calculated at the current value of the stock at March 31, 2002 of $0.36 less the option price of $0.25. After the reverse stock split effectuated by F10 in December of 2002, the outstanding options were cancelled.
(4) Includes $60,000 of compensation accrued and no paid as of March 31, 2003.
(5) All of Ms. Blake's salary for the year ended March 31, 2002 was accrued and not paid as of March 31, 2002 and remained unpaid as of March 31, 2003.

The Directors of F10 who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees. Craig Hewitt, a non-employee director, received 150,000 shares of restricted common stock for his service as director in March 2003. This stock was valued at $0.175 per share, or an aggregate of $26,250.

Employment Agreements.

On January 1, 2001, F10 entered into written employment agreements with its current officers, Mr. Marple and Ms. Blake.

The employment contract with Mr. Marple calls for a base salary of $10,000 per month for a term of five years. The base salary was to increase at a rate of 10% per year over the term of the agreement. Mr. Marple was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vested on June 30, 2002. The remaining options were to vest over the next three years of the contract. Mr. Marple was also due to receive an override of four percent on all sales of F10's educational materials. In furtherance of the company's operations, Mr. Marple has agreed to forgive any increase in salary and also agreed to have his stock options cancelled.


The employment contract with Ms. Blake calls for a base salary of $10,000 per month for a term of five years. The base salary was to increase at a rate of 10% per year over the term of the agreement. Ms. Blake was also granted 1,000,000 options to purchase shares of common stock of the company at a price of $0.25 per share. One third of these options vested on June 30, 2002. The remaining options were to vest over the next three years of the contract. In furtherance of the company's operations, Ms. Blake has agreed to forgive any increase in salary and also agreed to have her stock options cancelled.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of F10's common stock by each person or group that is known by F10 to be the beneficial owner of more than five percent of its outstanding common stock, each director and officer of F10 and all directors and executive officers of F10 as a group as of March 31, 2003. Unless otherwise indicated, F10 believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable.

Title of          Name and Address of                    Amount and Nature              Percent
 Class            Beneficial Owner                       of Beneficial Owner            of Class
Common            Mary E. Blake (1)                            2,012,980                 14.00%
                  904 West Montgomery, Suite 9311
                  Willis, TX  77378

Common            Jon H. Marple     (1)                                0                  0.00%
                  904 West Montgomery, Suite 9311
                  Willis, TX  77378

Common            Craig Hewitt                                   150,000                  1.00%

All Directors and Officers as a Group
(4 Persons)                                                    2,162,980                 15.00%

(1) Marple and Blake are husband and wife. Mr. Marple disclaims any beneficial ownership in the stock held by Ms. Blake.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

F10's President, Mary E. Blake, and Chief Executive Officer, Jon H. Marple, are married. Together they were owed $161,891 as of March 31, 2003 and $38,194 as of March 31, 2002. This amount is a combination of accrued and unpaid salary and expenses paid on behalf of F10. After the end of the fiscal year, Ms. Blake and Mr. Marple agreed to convert $150,000 of the amount owed to them into 1,500,000 shares of restricted common stock.

As of March 31, 2003, F10 owed Charles Blake, Mary Blake's father, $5,800 from various loans made to F10. F10 is accruing interest on these loans at a rate of 10% per annum.

As of March 31, 2003, F10 owed Dean Marple, Jon H. Marple's brother, $5,000 from a loan made to F10 in December 2002. F10 is accruing interest on this loan at a rate of 10% per annum. This loan was paid back in full in April of 2003.

On February 1, 2002, F10 signed a consulting agreement with Jon Richard Marple, Jon H. Marple's son. The terms of this agreement called for 317 shares of free-trading stock (adjusted for the three hundred-for- one reverse stock split) to be issued to the consultant with a monthly consulting fee of $5,000 per month. The monthly fee increased to $7,500 as of August 1, 2002. F10 also granted the consultant options to purchase common stock which have been canceled at the agreement of consultant and F10. The consultant was issued 500,000 shares of restricted common stock in December 2002 for services rendered. This stock was valued at a price of $0.01 per share. Under the terms of the consulting agreement, the consultant received 200,000 shares of Series A Convertible Preferred stock as a commission on an acquisition. This amount equaled five percent of the purchase price on the acquisition. F10 later rescinded the acquisition. The consultant converted his Series A Convertible Preferred shares into 200,000 shares of restricted common stock in March of 2003. In December of 2002, the consultant introduced F10 to a group that facilitated a financing for F10 under Regulation S. Under the terms of his agreement, consultant was due a finders fee equal to 10% of the net funds raised by F10 under this financing. Through March 31, 2003, consultant has received a total of $19,132 as a finders fee on the offering under Regulation S. As of March 31, 2003, F10 owed the consultant $40,000 under his consulting agreement with the company. In June 2003, after the end of the fiscal year, the consultant agreed to accept 200,000 shares of restricted common stock in cancellation of $20,000 owed to him by F10.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

(3)    (i) Articles of Incorporation and amendments thereto. (1)
       (ii) By-laws. (1)
     (10.1) Agreement and Plan of Reorganization by and among F10 Trading, Inc., a Nevada corporation, and Petrex Corporation, a Nevada corporation, dated as of October 5, 2001. (2)
     (10.2) Escrow Agreement by and among F10 Trading,  Inc., Petrex Corporation and Weed & Co., L.P. (2)
     (10.3) Employment Agreement with Mary E. Blake(3)
     (10.4) Employment Agreement with Jon H. Marple(3)
     (10.5) Offshore Financing Agreement with Sukumo Group.
     (10.6) Finders Fee Agreement with NuWay Consulting
     (10.7) Joint Venture Agreement of Cowboy Baker Joint Venture
     99.1 CEO Certification
     99.2 CFO Certification
     (1) Previously filed as an exhibit to the company's Form 10-SB and amendments thereto, filed July 31, 2001 (File No. 000-33029).
     (2) Previously filed with F10's filing of a Form 8-K on November 7, 2001 (File No. 000-33029).

(3) Previously filed with F10's filing of Form 10-KSB for the year ended March 31, 2002.

(b) Reports on Form 8-K

(i) On January 30, 2003, F10 filed an 8-K announcing the rescission of the Royal Oasis deal originally announced in the 8-K filed on July 25, 2002. F10 agreed to pay a break-up fee equal to 20,000 shares of its restricted common stock.

ITEM 14. CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in F10's disclosure controls and procedures.

(b) There have been no significant changes in F10's internal controls or in other factors that could significantly affect these controls since the last evaluation.


                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            F10 Oil & Gas Properties, Inc.


                              By: /s/Jon H. Marple
                               Name: Jon H. Marple
                               Title: Chief Executive Officer

                              Date: July 11, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                   Title                                Date
/s/Jon H. Marple                                            July 11, 2003
  --------------       Chief Executive Officer,             --------------
Jon H. Marple          Chairman and Director

/s/Mary E. Blake                                            July 11, 2003
----------------       President, Secretary,                -------------
Mary E. Blake          Treasurer (CFO and
                       Principal Accounting
                       Officer) and Director

/s/ Craig A. Hewitt                                        July 11, 2003
-------------------                                        --------------
Craig A. Hewitt         Director

                                 Certifications


I, Jon H. Marple, Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of F10 Oil & Gas Properties, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003
/s/Jon H. Marple

Chief Executive Officer

I, Mary E. Blake, Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of F10 Oil & Gas Properties, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 11, 2003
/s/Mary E. Blake
Chief Financial Officer

EXHIBIT 10.5      OFFSHORE PURCHASE AGREEMENT WITH SUKUMO

These securities have not been registered with the United States Securities and Exchange Commission or the securities commission of any state because they are believed to be exempt from registration under Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"). The foregoing authorities have not confirmed the accuracy or determined the adequacy of this document. Any representation to the contrary is a criminal offense. This subscription agreement shall not constitute an offer to sell nor a solicitation of an offer to buy the securities in any jurisdiction in which such offer or solicitation would be unlawful.

These securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act, applicable state securities laws, pursuant to registration or exemption therefrom. Investors should be aware that they will be required to bear the financial risks of this investment for an indefinite period of time. All offers and sales of the herein-described securities by non-U.S. persons before the expiration of a period commencing on the date of the closing of this offering and ending one year thereafter shall only be made in compliance with Regulation S, pursuant to registration under the Act, or pursuant to an exemption from registration, and all offers and sales after the expiration of the one-year period shall be made only pursuant to registration or an exemption from registration. Hedging transactions involving these securities may not be conducted unless in compliance with the Act.


                        OFFSHORE STOCK PURCHASE AGREEMENT

This Offshore Stock Purchase Agreement (the "Agreement") is entered into this 18th day of December, 2002 (the "Effective Date"), by and between F10 Oil & Gas Properties, Inc., a Nevada corporation ("F10") and The Sukumo Group, Inc ("Sukumo"), a Japanese corporation.

WHEREAS, Sukumo desires to purchase up to Ten Million (10,000,000) shares of restricted common stock of F10 (the "Shares"); and

WHEREAS, F10 agrees to deliver the Shares for the Consideration (as defined below) to be paid by Sukumo, subject to the terms and conditions set forth below.

NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Purchase and Sale. On the basis of the representations and warranties herein contained, subject to the terms and conditions set forth herein, Sukumo hereby agrees to purchase the Shares at a purchase price at 30% of the Bid price per share on the day that the shares will be fully paid for by Sukumo the specific number of shares purchased to be reflected in written buy orders sent to F10 or its designee ("Consideration"), and F10 hereby agrees to sell the Shares to Sukumo for such Consideration. Sukumo shall receive the remaining 70% of the monies deposited into the Escrow Account by Sukumo's customers.

2. Closing. The closing of the purchase and sale contemplated by this Agreement (the "Closing") shall occur upon the transfer of the Consideration to the F10 ESCROW ACCOUNT at Brighton Bank in Salt Lake City, Utah (the "Escrow Account"). F10 shall deliver the Shares to Sukumo physically delivering certificates representing the shares to the Escrow Agent, within 14 days of the signing of this agreement by the parties hereto.

A. Transactions and Document Exchange at Closing. Prior to or at the Closing, the following transactions shall occur and documents shall be exchanged, all of which shall be deemed to occur simultaneously: (1) by Sukumo : Sukumo shall deliver, or cause to be deliver, to F10 : (a) the balance of the Consideration (if any); and (b) such other documents, including a signed Subscription Agreement, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this Agreement, or as otherwise may be reasonably requested by F10 in furtherance of the intent of this Agreement; (2) by F10 : F10 shall deliver , or cause the following to be delivered, to Sukumo: (a) the Shares; and (b) such other documents, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this Agreement, or as otherwise may be reasonably requested by Sukumo in furtherance of the intent of this Agreement.

B. Post -Closing Documents. From time to time after the Closing, upon the reasonable request of any party, the party to whom the request is made shall deliver such other and further documents, instruments, and/or certificates as may be necessary to more fully vest in the requesting party the Consideration or the Shares as provided for in this Agreement, or to enable the requesting party to obtain the rights and benefits contemplated by this Agreement.

C. Payment. Sukumo will ensure that all payments are forwarded to the Escrow Account. F10 will supply Sukumo with the Escrow Account's banking co-ordinates within 7 days of the authorization of this agreement.

3. Private Offering. Sukumo and F10 both understand and agree that the purchase and sale of securities contemplated herein constitutes a private, arms-length transaction between a willing seller and willing buyer without the use or reliance upon a broker, distributor or securities underwriter.

A. Purchase for Investment. Neither Sukumo nor F1 are underwriters of, or dealers in, the securities to be sold and exchanged hereunder.

B. Investment Risk. Because of F10's financial position and other factors as disclosed in F10's SEC filings and business plan (which Sukumo represents it has received and reviewed), the transaction contemplated by this Agreement may involve a high degree of financial risk, including the risk that one or both parties may lose its entire investment, and both parties hereby agree that they have each undertaken an independent evaluation of the risks associated with the Shares, and both parties understand those risks and are willing to accept the risk that they may be required to bear the financial risks of this investment for an indefinite period of time.

C. Access to Information. Sukumo and F10 and their advisors have been afforded the opportunity to discuss the transaction with Force 10 and accounting professionals and to examine and evaluate the financial impact of the sale and exchange contemplated herein.

                  Sukumo has received and reviewed F10's business plan.

4. Representations and Warranties of Sukumo: Sukumo hereby covenants and represents and warrants to F10 that:

A. Organization. Sukumo is a corporation validly existing and in good standing under the laws of Japan, with the power and authority to carry on its business as now being conducted. The execution and delivery of this Agreement and the consummation of the transaction contemplated in this Agreement have been, or will be prior to Closing, duly authorized by all requisite corporate action on the part of Sukumo. This Agreement has been duly executed and delivered by Sukumo and constitutes a binding and enforceable obligation of Sukumo.

B. Third Party Consent. No authorization, consent or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by Sukumo in connection with the execution, delivery, or performance of this Agreement or the transfer of the Shares, or if any such is required, Sukumo will have or will obtain the same prior to Closing.

C. Litigation. Sukumo is not a defendant against whom a claim has been made or a judgment rendered in any litigation or proceedings before any local, state, or federal government, including but not limited to the United States, or any department, board, body, or agency thereof.

D. Authority. This Agreement has been duly executed by Sukumo, and the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in, any agreement, instrument, judgment, order, or decree to which Sukumo a party or to which the Consideration is subject.

E. Offshore Transaction. Sukumo represents and warrants to F10 as follows: (I) Sukumo is not a "U.S. person" as that term is defined in Rule 902 of
                  Regulation S; (ii) Sukumo is not, and on the Closing date will not be, an affiliate of F10 ; (iii) at the execution of this Agreement, as well as the time this transaction is or was due, Sukumo was outside the United States, and no offer to purchase the Shares was made in the United States; (iv) Sukumo represents that all offers and subsequent sales of the Shares shall not be made to U.S. persons unless the Shares are registered or a valid exemption from registration can be relied on under applicable U.S. state and federal securities laws; (v) Sukumo is not a distributor or dealer; (vi) the transactions contemplated hereby have not been and will not be made on behalf of any U.S. person or pre-arranged by Sukumo with a purchaser located in the United States or a purchaser which is a U.S. person, and such transactions are not and will not be part of a plan or scheme to evade the registration provisions of the Act; (vii) all offering documents received by Sukumo include statements to the effect that the Shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. Persons (other than distributors as defined in Regulation S) during the Restricted Period unless the Shares are registered under the Securities Act of 1933 or an exemption from registration is available.

                  The foregoing representations and warranties are true and accurate as of the date hereof, shall be true and accurate as of the date of the acceptance by F10 of Sukumo's purchase, and shall survive thereafter. If Sukumo has knowledge, prior to the acceptance of this

                  Offshore Stock Purchase Agreement by F10, that any such representations and warranties shall not be true and accurate in any respect, Sukumo prior to such acceptance, will give written notice of such fact to F10 specifying which representations and warranties are not true and accurate and the reasons therefor.

                  Sukumo agrees to fully indemnify, defend and hold harmless F10, its officers, directors, employees, agents and attorneys from and against any and all losses, claims, damages, liabilities and expenses, including reasonable attorney's fees and expenses, which may result from a breach of F10's representations, warranties and agreements contained herein.

F. Accredited Investor. Sukumo is an accredited investor as that term is defined in Rule 501(a) of Regulation D promulgated under the Act. Sukumo further represents and warrants that the information as disclosed in the Subscription Agreement attached hereto is true and correct.

G. Beneficial Owner. Sukumo is purchasing stock for its own account or for the account of beneficiaries for whom Sukumo has full investment discretion with respect to stock and whom Sukumo has full authority to bind, so that each such beneficiary is bound hereby as if such beneficiary were a direct signatory hereunder, and all representations, warranties and agreements herein were made directly by such beneficiary.

H. Directed Selling Efforts. Sukumo will not engag in any activity for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for any of the Shares sold hereunder. To the best of its knowledge, neither Sukumo nor any person acting for Sukumo has conducted nor will conduct any "directed selling efforts" as that term is defined in Rule 902 of Regulation S.

I. Independent Investigation; Access. Sukumo, in electing to purchase the Shares herein based upon and has relied solely upon an independent investigation made by it and its representatives. Sukumo has been given no oral or written representation or warranty from F10other than as set forth in this Agreement. Sukumo and its representatives, if any, have, prior to any sale to it, been given access and the opportunity to examine all material books and records of F10, all material contracts and documents relating to F10 and this offering and an opportunity to ask questions of, and to receive answers from, F10 or any officer of F10 acting on its behalf concerning F10 and the terms and conditions of this offering. Sukumo and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of F10 and materials relating to the offer and sale of the Shares which have been requested. Sukumo and its advisors, if any, have received complete and satisfactory answers to any such inquiries.

J. No Government Recommendation or Approval. Sukumo understands that no United States federal or state agency, or similar agency of any other country, has passed upon or made any recommendation or endorsement of the Shares, or this transaction.

K. No Formation or Membership in "Group." Sukumo is not part of a "group" as that term is defined under the Act. Sukumo is not, and does not intend to become, included with two or more persons acting as a partnership, syndicate, or other group for the purpose of acquiring, holding or disposing of securities of the Company.

L. Hedging Transactions. Sukumo hereby agrees not to engage in any hedging transactions involving the securities described herein unless in compliance with the Act and Regulation S promulgated thereunder.

5. Conditions Precedent to F10's Closing. All obligations of F10 under his Agreement, and as an inducement to F10 to enter into this Agreement, are subject to Sukumo's covenants and agreements to each of the following:

     A. Acceptance of Documents. All instruments and documents delivered to F10 and Sukumo pursuant to this Agreement or reasonably requested by F10 to verify the representations and warranties of Sukumo herein, shall be satisfactory to F10 and its counsel.

     B. Representations and Warranties. The representations and warranties by Sukumo and F10 set forth in this Agreement shall be true and correct at and as of the Closing date, with the same force and effect as though made at and as of the date hereof, except for changes permitted or contemplated by this Agreement.

     C. No Breach or Default. Sukumo and F10 shall hav performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

6. Termination. This Agreement may be terminated at any time prior to the date of Closing by either party if (a) there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transaction contemplated by this Agreement, and which in the judgment of such party giving notice to terminate and based upon the advice of F10 or Sukumo's counsel makes it inadvisable to proceed with the transaction contemplated by this Agreement, or (b) if this Agreement has not been approved and properly executed by the parties by December 21, 2002.

7. Restrictive Legend. Sukumo agrees that the Shares shall bear a restrictive legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and that hedging transactions involving those securities may not be conducted unless in compliance with the Act.

8. F10's Obligation to Refuse Transfer. Pursuant to Regulation S promulgated under the Act, F10 hereby agrees to refuse to register any transfer of the Shares not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

9.       Miscellaneous.

     A. Authority. The officers of Sukumo and F10 by executing this Agreement are duly authorized to do so, and each party has taken all action required for valid execution.

     B. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, or by express mail service substantially equivalent to Federal Express, addressed as follows:

To Sukumo:


To F10: Jon H. Marple, Chairman F10 Oil & Gas Properties, Inc. 904 West Montgomery, Suite 4311 Willis, Texas 77378 USA

----------------------------------------------

C. Entire Agreement. This Agreement constitutes th entire agreement among the parties hereto with respect to the subject matter hereof and supersedes any and all prior or contemporaneous representations, warranties, agreements and understandings in connection therewith. This Agreement may be amended only by a writing executed by all parties hereto.

D.                Severability. If a court of competent
                  jurisdiction determines that any clause or provision of this Agreement is invalid, F10 or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provisions which are determined to be void, F10 or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

E. Assignment. None of the parties hereto may assign this Agreement without the express written consent of the other parties and any approved assignment shall be binding on and inure to the benefit of such successor or, in the event of death or incapacity, on assignor's heirs, executors, administrators, representatives, and successors.

F.                Applicable Law. This Agreement has been
                  negotiated and is being contracted for in the United States of America, State of Utah. It shall be governed by and interpreted in accordance with the laws of the United States of America and the State of Texas, regardless of any conflict-of-law provision to the contrary. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in the State of Utah.. The parties expressly consent to the personal jurisdiction of the above-identified courts. The parties agree to exclude and waive any statute, law or treaty which allows or requires any dispute to be decided in another forum or by rules of decision other than as provided in this Agreement.

G. Attorney's Fees. If any F10 action or other proceeding (including but not limited to binding arbitration) is brought for the enforcement of or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties hereto, the prevailing party will be entitled to recover actual attorney's fees (including for appeals and collection and including the actual cost of in- house counsel, if any) and other expenses incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

H. Counterparts and Facsimile. This Agreement may be executed in any number of identical counterparts (except as to signature only), each of which may be deemed an original for all purposes. A fax, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes.

IN WITNESS WHEREOF, the parties have execute this agreement below.

The Sukumo Group, Inc.                F10 Oil & Gas Properties, Inc.




By:  M. Wiseman                       By:  Jon H. Marple, Chairman

EXHIBIT 10.6  Finders Fee Agreement with NuWay Consulting

FINDER'S FEE AGREEMENT

     This Finder's Fee Agreement ("Agreement") is made effective this 4th day of December, 2002, between F10 Oil & Gas Properties, Inc.,, a Nevada corporation ("Client") and Nu Way Holding, Inc., a Utah corporation ("Finder").

         In consideration of the mutual promises, covenants and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Finder and Client agree as follows:

1. ENGAGEMENT OF FINDER. The Client engages Finder to provide the services described below, during the term of this Agreement, until this Agreement is terminated.

2. SCOPE OF SERVICES TO BE PROVIDED BY Finder. Finder agrees to provide, and the Client agrees to pay for, the following (collectively, the "Services"): (a) assist Client in finding mergers, acquisitions, and investors for privates sales of Client's restricted stock, provided, however, that the Services exclude all legal advice, accounting service or other services which require licenses or certification.

3. TERM. This Agreement shall have an initial term of twelve months (the "Primary Term"), starting with the date appearing at the top of this Agreement (the "Effective Date"), and it may be renewed at the Client's exclusive option by written notice of renewal.

4. COMPENSATION. In consideration of the Services contemplated by this Agreement, Client agrees to pay Finder:

A. Fees and Compensation. The client shall receive 12.5% of the bid price per share as its share of the proceeds of any Offshore Agreement. Finder shall receive 17.5% of the bid price per share as its share of the proceeds of any Offshore Agreement and which shall be deposited with the Escrow Agent as more fully outlined by the Terms of the Offshore Agreement signed by the Client and The Sukumo Group, Inc.

5. COSTS AND EXPENSES - Client and Finder shall each bear their own Expenses without any reimbursement to the other party. Expenses are defined as all payments Client or Finder pay, or are in any way obligated to pay to any third party incurred by the client or finder in their performance of this agreement, except the Compensation agreed to in Paragraph 4 above.

6. TIME AND EFFORT OF FINDER. Finder may allocate its time and that of Finder's Personnel as it deems necessary to provide the Services.

7. CLIENT'S REPRESENTATIONS - Client represents, warrants and covenants to Finder that each of the following are true and complete as of the Effective Date:

     1 Entity Existence. Client is a corporation or other legal entity duly organized, validly existing, and in good standing under the laws of the state of its formation, with full authority to carry on business as it is now being conducted.

     2 Finder Authority for Agreement. Client has duly authorized the execution and delivery of this Agreement. Client has duly executed and delivered this Agreement; it constitutes the valid and legally binding obligation of Client enforceable according to its terms, except to the extent that enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditor's rights.

     3 Independent Legal/Financial Advice. Client represents and warrants that it understands that Finder is not a law firm or an accounting firm, and that Finder employs lawyers and accountants to counsel Finder on its Services. Client has not nor will it rely on any legal or financial representation of Finder. Client has and will continue to seek independent legal and financial advice regarding all material aspects of the transactions contemplated by this Agreement, including the review of all documents provided by Finder to Client. Client recognizes that the attorneys, accountants and other personnel employed by Finder represent solely the interests of Finder, and that no representation or warranty has been given to Client by Finder as to any legal, tax, accounting, financial or other matter contemplated by this Agreement.

8. FINDER IS NOT A BROKER-DEALER - Finder has fully disclosed to Client that it is not a broker-dealer and does not have or hold a license to act as such. None of the activities of Finder are intended to provide the services of a broker-dealer, and Client has been informed that a broker-dealer will need to be engaged to perform any such services. Purchasers found by Finder have full and free discretion in the selection of a broker-dealer.

9. INDEPENDENT CONTRACTOR. Finder, with Finder's Personnel acts as an independent contractor in performing its duties under this Agreement. Accordingly, Finder will be responsible for paying all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, any other taxes regarding Finder's Personnel, and any business license fees. This Agreement neither expressly nor impliedly creates a relationship of principal-agent, or employer-employee, between Finder and Client. Neither Finder nor Finder's Personnel are authorized to enter into any agreement on behalf of Client. Finder expressly retains the right to make all final decisions, in its sole discretion, with respect to providing any of the Services under this Agreement.

10. INDEMNIFICATION. Subject to the provisions herein, Finder and Client shall indemnify, defend, and hold each other harmless from and against all demands, claims, actions, damages, liabilities, costs and expenses (including, without limitation, interest, penalties and attorneys' fees) asserted or imposed against or incurred by one party, arising from any breach of any representation, warranty, or agreement of, the other party.

11. REMEDIES. Client and the Finder acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and non- exclusive and shall be in addition to any other remedy to which the parties may be entitled.

12.      MISCELLANEOUS.

     A. Subsequent Events. Client and the Finder each agree to notify the other party if subsequent events might materially compromise its ability to meet its obligations under this Agreement.

     B. Amendment. This Agreement may be amended or modified at any time or in any manner, but only by an instrument in writing executed by the parties hereto.

     C. Entire Agreement. This Agreement contains the entire agreement between Client and Finder relating to the subjects addressed in this Agreement. This Agreement supersedes any and all prior agreements, arrangements, or understandings (written or oral) between the parties. No understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     D. Waiver. Any failure of any party to this Agreement to comply with any of its obligations hereunder may be waived in writing by the party to whom compliance is owed. The failure of any party to enforce at any time any of the provisions of this Agreement shall in no way be construed as a waiver of any such provision or a waiver of the right to enforce such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance.

     E. Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other.

     F. Headings and Captions. The section headings in this Agreement are for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     G. Governing Law. This contract is being negotiated and contracted for in the State of Utah. All provisions of this Agreement shall be interpreted under the laws of the State of Utah, without regard to its conflict of laws rules. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, Utah. The parties expressly consent to the personal jurisdiction of the above-identified courts and agree to exclude and waive any statute, law or treaty which allows or requires any dispute to be decided in any forum, or by any law, other than as provided in this Agreement.

     H. Binding Effect. This Agreement is binding on the parties hereto and inures to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

     I. Attorney's Fees. If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to recover reasonable attorney's fees, court costs, and other costs incurred in proceeding with the action. Attorney's fees, court costs, or other costs may be ordered by the court in its decision of the action or may be enforced in a separate action for such fees and costs. If any party is represented by in-house counsel, the attorney fee attributed to in-house counsel shall equal the attorney fee normally charged by attorneys in the prevailing party's community who have similar backgrounds.

     J. Severability. In the event that any one or mor of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality or un-enforceability shall not affect any other provisions of this Agreement. Instead, this Agreement shall be construed as if it never contained any such invalid, illegal or unenforceable provisions.

     K. Mutual Cooperation The parties shall cooperate with each other to achieve the purpose of this Agreement, and shall execute such other documents and take such other actions as may be necessary or convenient to effect the transactions described herein.

     L. Counterparts. A facsimile, telecopy, or other reproduction of this Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Such executed copy may be delivered by facsimile or similar electronic transmission device if such delivery produces legible copies of the relevant signatures. Such execution and delivery shall be valid, binding and effective for all purposes.

     M. Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

     IN WITNESS WHEREOF, the parties have hereto affixed their authorized signatures.


"Finder"
Nu Way Holding, Inc.
a Utah Corporation



By:
Name: David Wolfson, President



"Client"
F10 Oil & Gas Properties, Inc.,
a Nevada corporation



By:
Name: Jon H. Marple
Title: Chairman and CEO

Exhibit 10.7   Joint Venture Agreement of Cowboy Baker Joint Venture


                           COWBOY BAKER JOINT VENTURE



                             JOINT VENTURE AGREEMENT

TABLE OF CONTENTS

ARTICLE I         GENERAL                                                   Page
     1.1  Continuation
     1.2  Purpose and Scope of the Joint Venture
     1.3  Name
     1.4  Term
     1.5  Place of Business
     1.6  Certain Definitions

ARTICLE   II CAPITAL CONTRIBUTIONS
     2.1  Capital Contributions of the Joint Ventures
     2.2  Adjusted Capital Account
     2.3  Interest
     2.4  No Priorities of Joint Ventures
     2.5  Additional Joint Ventures
     2.6  Subscription Period
     2.7  Special Assessment by the Joint Venture

ARTICLE   III COMPENSATION AND ALLOCATION OF INCOME, EXPENSE, PROFIT AND LOSS
     3.1  Compensation and reimbursement to Joint Venture Manager
     3.2  Participation in Costs
     3.3  Participation in Revenues
     3.4  Tax Allocations
     3.5  Sharing Among Joint Ventures
     3.6  Allocation   of  Joint   Venture   Items  with  Respect  to  Interests
          Transferred
     3.7  Distributions
     3.8  Qualified Income Offset

ARTICLE   IV MANAGEMENT
     4.1  Management of the Joint Venture
     4.2  Expenses of the Joint Venture Manager
     4.3  Independent Activities
     4.4  Certain Limitations
     4.5  Role of Joint Venturer
     4.6  Administrator
     4.7  Excu1palion and Indemnification
     4.8  Contract with Affiliates
     4.9  Default
     4.10 Appointment of Joint Venture Manager as Attorne in-Fact
     4.11 Remedies

ARTICLE   V ASSIGNMENTS, ADMISSSIONS, SUBSTITUTIONS, RESIGNATIONS AND REMOVALS
     5.1  Transfers by Joint Venture Manager
     5.2  Transfers Joint Venturers
     5.3  Death of a Joint Venturer
     5.4  Substituted Joint Venturer
     5.5  Joint Venture Manager as a Joint Venturer
     5.6  Resignation or removal of Joint Venture Manager

ARTICLE VI        DISSOLUTION AND WINDING-UP
                  OF THE JOINT VENTURE
     6.1  Dissolution of the Joint Venture
     6.2  Winding-up of the Joint Venture
     6.3  No Recourse
     6.4  Reserves

 ARTICLE VII      BOOKS OF ACCOUNT, ACCOUNTING, REPORTS
                  FISCAL YEAR AND BANKING
     7.1  Books of Account
     7.2  Accounting and Reports
     7.3  Basis of Accounts and Fiscal Year
     7.4  Funds

ARTICLE VIII      POWER OF ATTORNEY
     8.1  Power of Attorney
     8.2  Duration of Power


ARTICLE   IX AMENDMENTS, REMOVAL OF JOINT VENTURE MANAGER
     9.1  Proposals by Joint Venturers
     9.2  Evidence of Lega1 Authority

ARTICLE   X MISCELLANEOUS PROVISIONS
     10.1 Notices
     10.2 Section Headings
     10.3 Further Action
     10.4 Indemnity
     10.5 Severability
     10.6 Amendments by Power of Attorney
     10.7 Meetings
     10.8  Right to Rely upon the Authority of Joint Venture Manager
     10.9  Texas Law
     10.10 Waiver of Action for Partition
     10.11 Counterpart Execution
     10.12 Parties in Interest
     10.13 Integrated Agreement
     10.14 No Election

AMENDMENTS

AMENDED AGREEMENT OF JOINT VENTURE

THE JOINT VENTURE INTERESTS HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE ACT), OR REGISTERED UNDER THE SECURITIES LAWS OF ANY STATE IN RELIANCE UPON EXEMPTIONS FROM REGISTRATION AS PROVIDED IN APPLICABLE STATUTES. THE SALE OR OTHER DISPOSITION OF THE JOINT VENTURE INTERESTS IS RESTRICTED, AS SET FORTH HEREIN, AND THE EFFECTIVENESS OF ANY SUCH SALE OR OTHER DISPOSITION MAY BE CONDITIONED UPON RECEIPT BY THE JOINT VENTURE OF AN OPTION OF COUNSEL SATISFACTORY TO THE JOINT VENTURE AND ITS COUNSEL THAT SUCH SALE OR OTHER DISPOSITION CAN BE MADE WITHOUT REGISTRATION UNDER THE SECURITIES A.CT OF 1933, AS AMENDED, AND OTHER APPUCABLE STATUTES. IN CONNECTION WITH ACQUIRING THE JOINT VENTURE INTERESTS, THE JOINT VENTURERS WILL REPRESENT THAT THEY WILL NOT SELL OR OTHERWISE DISPOSE OF THE JOINT VENTURE INTERESTS WITHOUT REGISTRATION OR OTHER COMPLIANCE WITH THE AFORESAID STATUTES THE RULES AND REGULATIONS THEREUNDER.

This Amended Agreement (the Agreement) is entered into by and between Canaan Resources Inc. (the Joint Venture Manager), and Gary G. Leeper (the Original Joint Venturer), and the persons listed on Exhibit 1 hereto and signing counterparts of this Agreement (such persons being herein referred to individually as a Joint Venturer and collectively as the Joint Venturers).

WITNESSETH:

WHEREAS, by an Agreement of Cowboy Baker Joint Venture (the Original Agreement), dated as of March 15, 1999, the Joint Venture Manager and the Original Joint Venturer, as sole Joint Venturer, formed Cowboy Baker Joint Venture (the Joint Venture) as a joint venture under the Uniform Partnership Act of the State of Texas; and

WHEREAS, the Joint Venture is presently in existence as a Joint Venture under the Uniform Partnership Act of the State of Texas; and

WHEREAS, the Original Joint Venturer desires to withdraw from the Joint Venture and to have his Joint Venture Interests reallocated to the Joint Venturer; and

WHEREAS, the parties hereto desire to amend, restate and supersede in its entirety the Original Agreement by and between the Joint Venture Manager and the Original Joint Venturer, and to enter into this Agreement for the purposes of
(i) admitting the persons listed on Exhibit 1 attached hereto into the Joint Venture as Joint Venturers, (ii) providing for the withdrawal of the Original Joint Venturer from the Joint Venture, and (iii) amending, restating and superseding in its entirety the Original Agreement as hereinafter set forth;

                                    ARTICLE I
GENERAL

     1.1 Continuation. The parties to this Agreement hereby continue the Joint Venture (the Joint Venture) for the sole purposes set forth herein. Except as expressly provided in this Agreement to the contrary, the rights and obligation of the Joint Venturers and the administration and termination of the Joint Venture shall be governed by the provisions of the Texas Uniform Partnership Act (the Act). A Joint Venturer's interest in the Joint Venture shall be personal property, and all real and personal property owned by the Joint Venture shall be deemed to be owned by the Joint Venture as an entity, and no Joint Venturer, individually, shall own any interest in the specific Joint Venture property.

     1.2 Purpose and Scope of the Joint Venture. The primary investment objective of the Joint Venture is the acquisition of 15% of the Working Interest, which is an 11.70% Net Revenue Interest in the Baker, Smith. Jennings Prospect (the Venture Prospect), which consists of approximately 468 acres of oil and gas leases located in Wise County, Texas. The Venture Well will be completed in the Barnett Shale zone if warranted. A producing well will earn a 40 acre lease.

     1.3 Name. The name of the Joint Venture shall be Cowboy Baker.

     1.4 Term. The term of the Joint Venture shall commence on the date hereof and shall continue so long as there remains any interest in the Joint Venture Properties (as the term is hereinafter defined) which has not been forfeited, sold, disposed of or otherwise abandoned, unless sooner terminated pursuant to
Section 6.1, but in no event shall the term of the Joint Venture extend past December 1, 2050.

     1.5 Place of Business. The principal place of 'business of the Joint Venture and the principal mailing address of the Joint Venture shall be 12377 Merit Drive, Suite 705, Dallas, Texas 75251, and the Joint Venture Manager may change the principal place of business and principal mailing address at any time and from time to time by notice to the Joint Venturers. The Joint Venture may also have such other places of business within the United States as the Joint Venture Manager may determine to be appropriate.

     1.6 Certain Definitions. When used in this Agreement, the following terms shall have the meanings as set forth below:

          1.6.1 Accredited Investor shall mean any investor meeting at 1east one of the following conditions:

               (1) Any natural person whose individual net worth (or joint net worth with that person's spouse, if applicable) at the time of purchase exceeds $1,000,000; or

               (2) Any natural person who had an individual income in exces of $200,000 (or $300,000 with spouse) in each of the two most recent years and who reasonably expects an income in excess of $200,000 (or $300,000 with spouse) in the current year, or

               (3) Any other Accredited Investor as that term is defined in Regulation D as adopted by the SEC.

          1.6.2 Affiliate shall mean (i) any person directly or indirectly controlling, controlled by, or under common control with, another person,
     (ii) any person owning or controlling ten percent (1O%) or more of the outstanding voting securities of another person, (iii) any officer. director, partner of a person. and (iv) if such person is an officer, director or partner of any company for which such person acts in any such capacity. Person means any individual, corporation, partnership, trust, estate, or other entity.

          1.6.3 Casing Point shall mean that point at which a decision is made to set pipe on a well.

          1.6.4 Code shall mean and refer to the Internal Revenue Code of 1986, as amended.

     1.65 Drilling and Testing. Completing and Equipping Costs shall mean all the costs associated with drilling, testing, completing and equipping the
Venture Well, including, but not limited to, expenditures for prospect acquisition, title opinions and permits, site preparation, engineering and geological services.

     1.6.6 Family Member shall mean a designated individual's spouse at the time in question and his descendants by consanguinity or adoption.

     1.6.7 Family Trust shall mean a trust in which the primary beneficiaries are the designated individual or one or more of ones Family Members.

     1.6.8 General and Administrative Costs shall mean in respect to any period, all reasonable and customary legal, accounting, geophysical, geological, land, engineering, travel, rent, telephone and similar costs necessary or appropriate to the conduct of the business of the Joint Venture.

     1.6.9 Joint Venturers shall mean the person, firms, corporation, and other entities that are admitted to the Joint Venture either as original, additional or substituted Joint Venturers and that are then owners of an interest in the Joint Venture. Reference to a Joint Venturer shall mean any one of the Joint Venturers. A Joint Venturer shall not be deemed to be the owner of any assigned interest in the Joint Venture unless and until the assignee of such interest in the Joint Venture has been admitted to the Joint Venture as a substituted Joint Venturer.

     1.6.10 Joint Venture Percentage of any Joint Venturer shall mean that percentage obtained by converting to a percentage the fraction having as its numerator the number of Interests owned by such Joint Venturer at the time such percentage is determined and having as its denominator the total number of Interests owned by Joint Venturers at such time.

     1.6.11 Joint Venture Properties shall mean the interests, properties and rights of any type owned by the Joint Venture.

     1.6.12 Interest shall mean an investment in the Joint Venture equal to $15,000.

     1.6.13 Legal, Accounting, Printing and Organization Costs, the costs associated with the preparation of the Summary of the Offering, including legal fees, accounting fees, printing costs, partnership filing fees, blue sky filing fees, and other expenses incurred with the preparation of the Joint Venture Agreement, and miscellaneous costs associated with the offer of the Interests.

     1.6.14 Leases sha1l mean full or partial interest in (I) Working Interests,
(2) oil and/or gas mineral rights. (3) licenses, (4) concessions, (5) contracts, or (6) other rights authorizing the owner thereof to drill for, reduce to possession and produce oil and/or gas.

     1.6.15 Net Revenue shall mean, in respect to any period, the portion of Proceeds in excess of the Operating Costs and the General and Administrative Costs incurred by the Joint Venture during such period.

     1.6.16 Non-Consenting Participant shall mean a Participant who is not a consenting Participant.

     1.6.17 Non-Accredited Investors shall mean persons or entities who do not satisfy one or more of the alternative definitions of the term Accredited Investor but who, by virtue of their financial resources and investment acumen or through the use of advisors, satisfy the Joint Venture Manager or its authorized representatives that such investors satisfy the suitability standards imposed by Rule 5O6 of Regulation D and otherwise meet the financial investment standards set forth in the Execution Documents.

     1.6.18 Proceeds shall mean, in respect to any period, the aggregate gross cash receipts received by the Joint Venture from all sources during such period.

     1.6.19 Subscription shall mean the delivery by an investor of it completed set of Execution Documents in the form accompanying the Summary of the Offering and the tender by such investor to the Joint Venture of the Subscription Payment as required by Section 2.1 hereof.

     1.6.20 Subscription Payment shall mean the subscription amount for each Interest ($15,000) payable as follows: $13.500 upon subscription. Completion funds in the amount of $1,500 for each Interest will be called for by the Joint Venture Manager as necessary to begin the completion of the well described herein. The completion funds will be deposited directly into the bank account of the Joint Venture. Failure by a Joint Venturer to pay completion funds within 10 days following receipt of notice may subject the Joint Venturer to the pena1ties provided in the Joint Venture Agreement, including forfeiture of his Units.

     1.6.21 Subscription Period shall commence on the date of the Offering and shall expire on July 31, 1999.

     1.6.22 Summary of the Offering shall mean the Summary of the Offering dated March 15, 1999, to which a form of this Agreement is attached as Exhibit B.

     1.6.23 Tanks shall mean that point at which a well has been dril1ed, tested, completed and equipped and is ready to be placed in production.

     1.6.24 Venture Prospect shall mean the specified oil and gas production set forth in Exhibit A which will be acquired by the Joint Venture and any substitutions therefore or additions thereto that the Joint Venture Manager deems advisable or appropriate in the event the development of the specific prospect set forth in such exhibit has, in the sole judgment of tile Joint Venture Manager become imprudent or inadvisable.

     1.6.25 Venturers shall mean collectively the Joint Venture Manager and the Joint Venturers. Reference to a Venturer shall mean any one of the Venturers.

     1.6.26 Venture Well shall mean the Cowboy Baker #2 well located in Wise County. Texas, and any permitted substitutions or additions thereto.

     1.6.27 Working Interest shall mean the operating interest under an oil and gas lease entitling the holder, at his or its expense, to conduct drilling and production operations on the leased property and to receive the net revenues from such operations.

     1.6.28 Uniform Act or Act shall mean the Uniform Partnership Act of the State of Texas.

                                   ARTICLE II
                              CAPITAL CONTRIBUTIONS

2.1      Capital Contributions of the Joint Venturers.

     2.1.1 Upon their Subscription to the Joint Venture and the acceptance thereof by the Joint Venture Manager, the Joint Venturers sha1l each purchase a minimum of one Interest in the amount of $15,000: provided, however, that the Joint Venture Manager may issue fractional lnterests in exchange for the contribution by a Joint Venturer to the capital of the Joint Venturer or an amount less than $15,000 to the extent permitted by applicable securities laws. The Joint Venture Manager shall issue thirty (30) Interests. The Subscription Payments received by the Joint Venture shall be placed in a segregated account in the Compass Bank, Dallas, Texas. The Joint Venture Manager shall have access to the funds prior to the completion of the offering. When all Interests are sold, any funds remaining in the segregated account will be released to the Joint Venture Manager. Payment for these Interests shall be made by each Joint Venturer upon execution and tendering of the Subscription Agreement to the Joint Venture Manager for his consideration as follows, $13,500 upon subscription and $1,500 within 10 days following written notice by the Joint Venture Manager.

     2.1.2 If Subscriptions for thirty (30) Interests are accepted by the Joint Venture Manager on or before the expiration of the Offering Period, the Joint Venture Manager shall contribute cash to the Joint Venture in an amount equal to $4,500. The Joint Venture Manager will also contribute cash monthly to the Joint Venture in an amount sufficient to pay all Joint Venture costs and expenses charged to the Joint Venture Manager's 1% interest in the Joint Venture, to the extent such costs and expenses exceed his share of undistributed revenues of proceeds of advances to the Joint Venture.

     2.2 Adjusted Capital Account. A capital account shall be established and maintained for each Venturer in accordance with Treasury Regulations promulgated under Section 704(b) of the Code. Such capital account shall be credited with:

     (a)  The Venturer's contribution to the capital of the Joint Venture;

     (b)  The Venturer's share of income and gains (including exempt income),

     (c)  The distributions made to such Venturer; and

     (d) The Ventures share of losses (includin nondeductible expenditures not chargeable to capital account), and revaluation loss in winding-up.


     In addition, each Venturer's capital account shall be credited or debited in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv), or any successor provision, to the extent necessary for the allocation of Joint Venture items of income, gain, loss, deduction and credit to be respected under Section 704 of the Code.

     2.3 Interest . Contributions to the capital of the Joint Venture will not bear interest.

     2.4 No Priorities of Joint Venturers. No Joint Venturer shall have the right to withdraw or reduce his contribution to the capital to the capital of the Joint Venture except as the result of the dissolution of the Joint Venture or as otherwise provided by and in accordance with the Act, and no Joint Venturer shall have the right to demand or receive property other than cash in return for his contributions to the Joint Venture or have priority over any other Joint Venturer, either as to the return of contributions of capital to the Joint Venture or as to profits, losses or distributions.

     2.5 Additional Joint Venturers. The Joint Venture Manager may solicit Subscription Payments for $450,000 from a maximum of thirty-five (35) Accredited Investors as permitted in jurisdictions where the Interest will be sold. The Joint Venture Manager may admit as Joint Venturers to the Joint Venture the persons, firms, corporations and other entities whose contributions it accepts. The name, residence address, and amount of such contribution of each person, firm, corporation or other entity admitted as Joint Venturers shall be set forth on Exhibit 1attached hereto. Each additional Joint Venturer shall make such representations and warranties as may be required by the Joint Venture Manager.

     2.6 Subscription Period. The Joint Venture Manager shall approve or disapprove Subscriptions of Joint Venturers within thirty (30) days of receipt and shall return immediately any unaccepted Subscriptions. The Subscription Period for the Joint Venture shall terminate on July 31, 1999.

                                   ARTICLE III
                         COMPENSATION AND ALLOCATION OF
                        INCOME, EXPENSF- PROFIT AND LOSS

     3.1 Compensation and Reimbursement to Joint Venture Manager. As Compensation for its services to the Joint Venture and reimbursement for expenses on behalf of the Joint Venture, the Joint Venture Manager is hereby authorized to receive:

          3.1.1 An Interest in the Net Revenues, income, expenses, gains, losses, deductions and credits of the Joint Venture as described fully in
     Article III hereof,

          3.1.2 The Management Fee of $22,500

          3.1.3 Reimbursement in the amount of $9,000 for Legal, Accounting, Printing and Organization Costs incurred in connection with the formation of the Joint Venture and sale of the Interests.

     3.2 Participation in Costs. Except as otherwise provided in Section 4.9, the costs and expenses of the Joint Venture will be allocated to the parties as follows:

          3.2.1 Completing and Equipment Costs. The completing and Equipping Costs shall be charged 99% to the Joint Venturers and 1% to the Joint Venture Manager.

          3.2.2 Special Costs. The Organizational Costs, Legal, Accounting and Printing Costs, and Management Fee shall be charged 99% to the Joint Venturers and 1% to the Joint Venture Manager.

          3.2.3 Other Costs. All other Joint Venture costs and expenses shall be charged 99% to the Joint Venturers and 1% to the Joint Venture Manager.

     3.3 Participation in Revenues. Except as otherwise provided herein, Joint Venture revenues and Cash Flow shall be credited 99% to the Joint Venturers and 1% to the Joint Venture Manager.

     3.4 Tax Allocations. To the extent permitted by the Code, all deductions and credits for federal income tax purposes, including, but not limited to, intangible drilling and development cost, cost recovery deductions and rental expenses shall be allocated to the party who has been charged with the expenditure giving rise to such deductions and credits; and to the extent permitted by law, such parties shall be entitled to such deductions and credits in computing taxable income or tax liabilities to the exclusion of any other party. It is agreed that the tax basis of such oil and gas property for computation of cost or depletion and gain or loss on disposition or abandonment shall be allocated and reallocated when necessary based upon the capital interest in the Joint Venture as to the tax basis of such property has been charged as of the end of such year,

     Except as otherwise provided herein, each item of Joint Venture income and gain sha11 be allocated in the same manner as Joint Venture Revenues are allocated to the parties pursuant to Section 3.3 hereof. Gain on disposition of Leases shall be separately determined by each party based upon his share of proceeds allocated hereunder; gain on disposition of other assets shall be allocated among the parties hereto in the ratio in which each party's share of proceeds of sale exceeds such party's share of expenditures giving rise to the adjusted tax basis of the disposed property; provided, further, that within the limits of the above allocations, gain treated as ordinary income by reason of recapture of deductions shall be allocated to the parties who received the benefit of such deductions.

     3.5 Sharing Among Joint Venturers. Except as otherwise specifically provided in this Agreement, revenues, cost and expenses allocated to the Joint Venturers and paid from Subscription Payments shall be shared by each Joint Venturer in accordance with his respective Joint Venturer Percentage.

     3.6 Allocation of Joint Venture Items with Respect to Interests Transferred. If any interest in the Joint Venture is transferred or is increased or decreased by reason of the admission of a new Venturer or otherwise, during any taxable year of the Joint Venture, each item of income, gain, loss, deduction or credit of the Joint Venture for such taxable year shall be assigned pro rata to each day in the particular period of such taxable year to which such item is attributable (i.e., the day on or during whim it is accrued or otherwise incurred) and the amount of each such item so assigned to any such day shall be allocated to the Venturer based upon his respective interest in such items at the close of such day. For the purpose of accounting convenience and simplicity, the Joint Venture sha1l treat a transfer of or an increase or decrease in, an interest in the Joint Venture which occurs at any time during a month (commencing with the month including the date hereof) as having been consummated on the first day of such month, regardless of when during such month such transfer, increase or decrease actually occurs. Distributions of Joint Venture assets in respect to an interest in the Joint Venture shall be made only to the persons who, according to the books and records of the Joint Venture, are the owners of the interests in respect of which such distributions are made on the actual date of distribution. The Joint Venture Manager shall incur no liability for making distributions in accordance with the provisions of the preceding sentence whether or not the Joint Venture Manager has knowledge or notice of any transfer or purported transfer or ownership of any interest in the Joint Venture. Without limitation of the foregoing, gain or loss of the Joint Venture realized in connection with a sale or other disposition of all or substantially all of the Joint Venture's assets and/or a termination of the Joint Venture shall be allocated only to persons who own interests in the Joint Venture as of the date such transaction occurs.

     3.7 Distributions. The Joint Venture Manager shall review on a periodic basis and, at least quarterly, make cash distributions to the Venturers, taking into consideration the future cash requirements of the Joint Venture. At such time that cash distributions are made, such distributions shall be made to the Joint Venture Manager and the Joint Venturers in the same proportion as set forth for the allocation of revenues in Section 3.3 hereof.

     3.8 Qualified Income Offset. Notwithstanding any other provision of this
Agreement: (1) No allocation of any item of loss or deduction or other item shall be made to a Joint Venturer the extent such allocation causes or increases a deficit balance in such Joint Venturer's capital account, as kept for purposes of Codc Sec. 704(b), as of the end of the Joint Venture taxable year to which such allocation relates. In determining the extent to which the previous sentence is satisfied, such Joint Venturer's capital account also shall be reduced for:

          (a) Adjustments that, as of the end of suc year, reasonably are expected to be made to such Joint Venturer's capital account under Treasury Regulation 1.704-1(b)(2)(iv)(k) for depletion allowances with respect to any oil and gas properties of the Joint Venture; and

          (b) Allocations of loss and deduction that, as of the end of such year, reasonably are expected to be made to such Joint Venturer pursuant to Code Section 704(e)(2). Code Section 706(d), and paragraph (b)(2)(ii) of Treasury regulation 1.751-1J, and

          (c) Distributions that, as of too end of such year, reasonably are expected to be made to such Joint Venturer to the extent they exceed offsetting increases to such Joint Venturer's capital account that reasonably are expected to occur during (or prior to) the Joint Venturer taxable years in which such distributions reasonably are expected to be made. For purposes of determining the amount of such expected distributions and expected capital account increase, the adjusted tax basis of Joint Venture property (or, if Joint Venture at a book value that differs from its adjusted tax basis, the book value of such property, and adjustments to the adjusted tax basis (or book value) of such property will be presumed to be matched by corresponding changes in such property's fair market value, and

          (d) A Joint Venturer who unexpectedly receives an adjustment, allocation, or distribution described in (a), (b) or (c) immediately above, shall be allocated items of income and gain (consisting of a pro rata portion of each item of Joint Venture income, including, gross income, and gain for such year) in an amount and manner sufficient to eliminate such deficit balance as quick1y as possible, and

                                   ARTICLE IV
                                   MANAGEMENT

     4.1 Management of the Joint Venture. The Joint Venture Manager shall have full exclusive and complete charge of all affairs of the Joint Venture and of the management and control of the Joint Venture, subject only to the limitations set forth in Section 4.4 hereof. The Joint Venture Manager shall have all the rights and powers which may be possessed by a partner pursuant to the Act, and such rights and powers as are otherwise conferred by law or are necessary, advisable and convenient as to the management of the business and affairs of the Joint Venture. Canaan Resources, Inc. is hereby designated by the Venturers to be the Tax Matters Partner for federa1 income tax purposes.

     4.2 Expenses of Joint Venture Manager. The Joint Venture Manager may charge the Joint Venture for his allocable share of post-offering General and Administrative Costs directly incurred by the Joint Venture Manager.

     4.3 Independent Activities. The Joint Venture Manager shall devote such time and energy to the business of the Joint Venture as is necessary for the efficient conduct thereof. The Joint Venture Manager, and any of its affiliates or associates, may, notwithstanding the existence of this Agreement, engage in whatever other activities each chooses, whether the obligation to offer any interest in such activities to the Joint Venture or any party hereto. Neither this Agreement nor any activity undertaken pursuant hereto shall prevent the Joint Venture Manager or any of his associates from engaging in such activities, or require the Joint Venture Manager to permit the Joint Venture or any Joint Venturer to participate in any such activities, and as a material part of the consideration for the Joint Venture Manager's execution hereof, each Joint Venture Manager's execution hereof, each Joint Venturer hereby waives, relinquishes and renounces any such right or claim of participation.

     4.4 Certain Limitations. Notwithstanding anything to the contrary contained elsewhere herein, the Joint Venture Manager shall not do any of the following:

          4.4.1 Do any act in contravention of this Agreement;

          4.4.2 Do any act which would make it impossible to carry on the ordinary business of the Joint Venture;

          4.4.3 Confess a judgment against the Joint Venture;

          4.4.4 Sell, transfer, assign, pledge or subject to mortgage or security interest any Joint Venture Property for other than a Joint Venture purpose;

          4.4.5 Admit a person as a Joint Venture Manager except as otherwise provided in this Agreement;

          4.4.6 Admit a person as a Joint Venturer except as otherwise provided in this Agreement;

          4.4.7 Sell all or substantially all of the Joint Venture Properties unless Joint Venturers having an aggregate Joint Venture Percentage of at least a simple majority have approved such action.

     4.5 Role of Joint Venturer. No Joint Venturer' (other than a Joint Venturer who is also A Joint Venture Manager) shall take any part in, or interfere in any manner with the conduct or control of the business of the Joint Venture or have any right or authority to act for or by the Joint Venture.

     4.6 Administrator. Canaan Resources, Inc., or its designee, is hereby designated as Administrator of the Joint Venture

     4.7 Exculpation and Indemnification. Except in case of gross negligence or willful misconduct, the doing of any act or the fai1ure to do any act by the Joint Venture Manager, the effect of which may cause or result in loss or damage to the Joint Venture, shall not subject the Joint Venture Manager or any of its affiliates, associates or employees to any liability to the Joint Venturers or the Joint Venture. Furthermore, the Joint Venture shall indemnify the Joint Venture Manager and its affiliates, associates and employees thereof against expenses, including attorneys' fees, judgments and amounts paid in settlement actually and reasonably incurred by them in connection with such action, suit or proceeding if the Joint Venture Manager or any of its affiliates, associates or employees acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the Joint Venture.

     4.8 Contract with Affiliates. The Joint Venture Manager may enter into agreements with other companies owned, controlled or affiliated with the Joint Venture Manager or competitive terms with other companies doing similar work in the area.

     4.9 Default.

          4.9.1 If any Joint Venturer (a Defaulting Joint Venturer) shall fail to make a payment of his Capital Contribution within seven days of the date due be shall be in default, and thereupon the Joint Venture Manager, after seven days written notice of his intent to do so, shall have the right to set-off any Joint Venture distribution due to the Defaulting Joint Venturer against amounts due from such Defau1ting Joint Venturer to the Joint Venture, plus expenses incurred in connection therewith, and, at the sole discretion of the Joint Venture Manager, do any one or more of the following:

               4.9.1.2 in the case of failure to make a Capital Contribution secure another person or persons (who may already be a Joint Venturer(s) or the Joint Venture Manager) to pay the defaulted installment not paid by the Defaulting Joint Venturer, whereupon such other person(s) shall be admitted as a Joint Venturer(s) (if necessary). Upon such admission, the Defaulting Joint Venturer shall have no further rights as a Joint Venturer. The expenses of admitting such other person(s) as a Joint Venturer(s) shall be paid by the Defaulting Joint Venturer;

               4.9.1.3 in the case of fai1ure to make a Capital Contribution require the Defaulting Joint Venturer to sell his Interest(s) for $100 to the Joint Venture Manager or its designee, and the purchaser shall be admitted to the Joint Venture as a Joint Venturer in accordance with Section 5.3, succeeding to the rights and obligations of the Defaulting Joint Venturer; or

               4.9.1.4 exercise any other remedies available to the Joint Venture at law, in equity or otherwise.

     4.10 Appointment of Joint Venture Manager as Attorney-in-Fact. Each Joint Venturer hereby irrevocably appoints the Joint Venture Manager (but only so long as the Joint Venture Manager is acting as Joint Venture Manager) his attorney-in-fact to execute all documents necessary to accomplish the foregoing, which appointment shall be coupled with an interest.

     4.11 Remedies. Each of the Joint Venturers agrees to the remedies provided in this Section 4.10 in recognition of the substantial and speculative nature of the damages which his default could cause to the other Venturers and to the Joint Venture, and with the further recognition that the necessity of an accounting or dissolution of the Joint Venture upon such event of default by a Joint Venturer would be detrimental to the Joint Venture and impractical to carry out. The parties have agreed that the Joint Venture's actual damages, in the event of a default of a Joint Venturer, would be extremely difficult or impractical to determine, and the parties therefore agree that the remedies provided herein are reasonable.

                                    ARTICLE V
        ASSIGMENTS, ADMISSIONS, SUBSTITUTIONS, RESIGNATIONS AND REMOVALS

     5.1 Transfers by Joint Venture Manager. Upon written notice to the Joint Venturers, the Joint Venture Manager shall have the right to sell, assign, transfer, give or in any other way dispose of his interest as Joint Venture Manager of the Joint Venture. The Joint Venture Manager may, without notice, to the Joint Venturers, pledge, encumber, or give as collateral its interest as a Joint Venture Manager of the Joint Venture. Upon written notice of the Joint Venturers, the Joint Venture Manager shall also have the right to convert its interest in the Joint Venture to an equal undivided interest in any oil and gas leases owned by the Joint Venture provided there is no change in the Joint Venture Manager's compensation or the allocation of income, expense, profit or loss as set forth in Article III herein.

     5.2 Transfer by Joint Venturers. No voluntary assignments, transfers or hypothecation of the Interests purchased herein will be permitted for a period of one (1) year after the date of purchase, and none will be permitted thereafter unless said assignment, transfer of hypothecation in the opinion of counsel satisfactory to the Joint Venture Manager and its counsel, complies with all applicable securities laws. No assignees of all or any part of his Interests shall become substitute Joint Venturers unless the Joint Venture Manager shall consent thereto, in writing, and in the event that the Joint Venture Manager grants such consent, it shall be effective only on the following additional conditions:

          5.2.1 The assignee shall consent in writing, in form prepared by or satisfactory to the Joint Venture Manager, to be bound by the terms and conditions of this Agreement in the place and stead of the assigning Joint Venturer;

          5.2.2 The assignees shall pay any expenses of the Joint Venture in effecting the substitution;

          5.2.3 All requirements of the Act, including an amendment to this Agreement, shall have been completed by the assignee and the Joint Venture; and

          5.2.4 The assignment is effected in compliance with all applicable state and federal securities laws as evidenced by an opinion of counsel satisfactory to the Joint Venture Manager.

     The Joint Venture Manager, at its election, may condition or withhold such consent for any reason, including but not limited to requiring that the Joint Venture Manager and/or the remaining Joint Venturers shall have the right to first refusal to acquire such interest to be transferred upon terms and conditions equal to the best bona fide offer the transferring Venturer may have received for the purchase of such Interest.

     5.3 Death of a Joint Venturer. Upon the death of a Joint Venturer, the personal representative of such Venturer sha1l have all rights of the Joint Venturer hereunder for the purpose of managing and settling the estate of the Joint Venturer. Thereafter, the person or persons succeeding to the Interest of the deceased Joint Venturer by bequest, inheritance or otherwise, shall be substituted in the place of such Joint Venturer to the extent of the Interests so received by such person; however, if the successors are more than one (1) in number, one of them must act as agent for the others, which agent shall be appointed within ninety (90) days of the death of the deceased Joint Venturer. The death of a Joint Venturer shall not terminate the Joint Venture.

     5.4 Substituted Joint Venturer. If any person who is not already a Joint Venturer acquires all or part of the Interest or a Joint Venturer after comp1iance with all of the terms of this Article V, such persons shall have the rights to become a substituted Joint Venturer within the meaning of the Act if:

          5.4.1 Such person elects to become a substituted Joint Venturer by delivery of a written notice of such election to the Joint Venture Manager;

          5.4.2 The Joint Venture Manager consents thereto in writing; and

          5.4.3 Such persons executes and acknowledges such other instruments as the Joint Venture Manager may deem necessary or advisable to effect the admission of such persons as a substituted Joint Venturer, including, without limitation, the written acceptance and adoption of such person of the provisions of this Agreement.

     Upon satisfaction of the foregoing requirements, this Agreement shall be amended in accordance with the provisions of the Act, and all other steps shall be taken which, in the opinion of the Joint Venture Manager are reasonably necessary to admit such person under the Act as a substituted Joint Venturer, and such person shall thereupon become a substituted Joint Venturer within the meaning of the Act.

     5.5 Joint Venture Manager of Joint Venturer. If the Joint Venture Manager acquires an interest as a Joint Venturer in the Joint Venturer, and with respect to such interest the Joint Venture Manager becomes a substituted Joint Venturer within the meaning of the Act and this Agreement, the Joint Venture Manager shall, with respect to such interest, enjoy all of the rights and be subject to all the obligations and duties of a Joint Venturer.

     5.6 Resignation or Remova1 of Joint Venture Manager.

          5.6.1 Resignation of Joint Venture Manager. Any Joint Venture Manager sha11 have the right to resign as a Joint Venture Manager by delivering written notice to the other Joint Venture Manager, if any, and the Joint Venturers.

          5.6.2 Bankruptcy of a Joint Venture Manager. Upon his or its adjudication as a bankrupt, any Joint Venture Manager shall automatically be removed as a Joint Venture Manager.

          5.6.3 Election of Successor Joint Venture Manager. In the event a Joint Venture Manager shall have ceased to act as Joint Venture Manager, and pursuant to Section 6.1.1, a successor Joint Venture Manager or Joint Venture Managers are elected, such successors shall be elected at a meeting called in accordance with Section 10.7 by vote of a majority in interest of Joint Venturers. No person or entity shall be elected as a successor Joint Venture Manager unless he or it shall agree to accept all liabilities, duties and obligations hereunder, and shall execute a copy of this Agreement as a Joint Venture Manager.

          5.6.4 Removal of Joint Venture Manager. Subject to the terms of
     Article IX, a Joint Venture Manager may be removed, and in such event, a successor Joint Venture Manager may be elected.

          5.6.5 Effect of Removal. Upon the removal of the Joint Venture Manager, the Joint Venture Manager shall receive an assignment from the Joint Venture of an undivided ten percent (10%) interest in the Joint Venture Properties and shall no longer be entitled to distributions, if any, nor allocated Net Revenues, expenses and losses, if any, under Article III hereof.

                                   ARTICLE VI
                           DISSOLUTION AND WINDING-UP
                              OF THE JOINT VENTURE

     6.1 Dissolution of the Joint Venture. The Joint Venture shall be dissolved upon the happening of any of the following events:

          6.1.1 The resignation, adjudication of bankruptcy, insanity, legal disability or death of a Joint Venture Manager (or other incapacity which prevents a Joint Venture Manager from effectively discharging its duties hereunder), unless the remaining Joint Venture Manager, if any, elects to continue the Joint Venture, or unless, within a period of six (6) months from the date of such event, a successor Joint Venture Manager or successor Joint Venture Managers are elected by a vote of Joint Venturers having an aggregate Joint Venture Percentage which is greater than fifty percent (50%), which successor or successors elect to continue the business of the Joint Venture.

          6.1.2 The vote of the Joint Venturers having an aggregate Joint Venture Percentage which is greater than eighty percent (80%) and receipt by the Joint Venture Manager of written notice of such election.

          6.1.3 The decision by the Joint Venture Manager, made in its sole discretion, that it would be in the best interest of the Joint Venture to dissolve and the delivery of written notice of such decision to the Joint Venturers; provided, however, that Joint Venturers having an aggregate Joint Venture Percentage greater than eighty percent (80%) may notify the Joint Venture Manager in writing of their objection to such decision within ten (10) days after delivery of notice of such decision by the Joint Venture Manager, and such decisions shall be rescinded.

     6.2 Winding-up of the Joint Venture. Upon the dissolution of the Joint Venture pursuant to Section 6.1, the Joint Venture Manager shall serve as liquidating trustee (except that if the dissolution occurred pursuant to Section
6.1.1 hereof, then a liquidating trustee shall be elected by a vote of those Joint Venturers whose aggregate Joint Venture Percentages is in excess of fifty percent [50%]) and shall take full account of the assets (except reserves created pursuant to Section 6.4) shall be liquidated thereafter as promptly as is consistent with obtaining the fair market value thereof. The proceeds therefrom, to the extent sufficient, shall be applied and distributed in the following order of priority:

          6.2.1 First, to the payment and discharge of all the debts and liabilities of the Joint Venture, if any, other than any loans and advances made by the Venturers to the Joint Venture;

          6.2.2 Next, to the payment and discharge of all of the loans and advances, if any, made by the Venturers to the Joint Venture;

          6.2.3 Next, after all allocations provided for in Article III hereof have been made, to each Venturer with a positive capital account in proportion to the relative capital account balances.

     6.3 No Recourse. Except as otherwise provided in Section 10.4 hereof, no Venturer shall be personally liable for the return of the capital contributions of the Venturers, if and to the extent that any such return is required, and any such return shall be made solely from the assets of the Joint Venture.

     6. 4 Reserves. In winding up the affairs of the Joint Venture and distributing its assets, the liquidating trustee provided for in Section 6.2 above shall set up such reasonable reserves as such trustee may deem necessary to meet any contingent or unforeseen liabilities of obligation of the Joint Venture. The liquidating trustee shall deposit funds for such purposes (together with such funds held by the Joint Venture for distribution to the Venturers which remain unclaimed after a reasonable period of time) with an escrow agent for the purpose of establishing such reserves. The escrow agent chosen by the liquidating trustee is hereby authorized and directed to distribute the balance thereafter remaining in the manner provided in Section 6.2 above at the expiration of such reasonable period of time and pursuant to the instructions of the liquidating trustee.

                                   ARTICLE VII
                      BOOKS OF ACCOUNT, ACCOUNTING, REPORTS
                             FISCAL YEAR AND BANKING

     7.1 Books of Account. The Joint Venture's books and records and this Agreement shall be maintained at the office of the Joint Venture, and each Venturer shall have access thereto at all reasonable times. A separate capital account shall be established and maintained for each Venturer in accordance with
Section 2.2 hereof. The books and records shall reflect all Joint Venture transactions and shall be appropriate and adequate for the Joint Venture's business.

     7.2 Accounting and Reports. As soon as reasonably practicable after the end of each fiscal year, each Joint Venturer shall be furnished with a copy of a statement of income or loss of the Joint Venture for such year, and a statement showing the amounts allocated to or allocated against such Joint Venturer pursuant to Article III of this Agreement during or in respect of such year. Any items of income, expense or credit allocated to him for purposes of the United States federal income tax pursuant to Article III of this Agreement, all prepared in accordance with the accounting method adopted by the Joint Venture, all of which information will be reflected in the Joint Venturer's federal income tax return; and delivery of a copy of such tax return to each Joint Venturer shall be sufficient to fulfill the obligation of the Joint Venture Manager with respect to providing such information. A Joint Venture Manager or Joint Venturer may request that the books and records of the Joint Venture be audited at the end of any fisca1 year, and any such audit shall be conducted by an independent certified public accountant selected by the Venturer requesting the audit, and if such request is made by a Joint Venturer, at the expense of the Joint Venturer requesting the audit. Upon the request of a Joint Venturer or Joint Venturers owning Joint Venture Percentages aggregating more than fifty percent (50%), such audit shall be made at the election of the Joint Venture by an independent certified public accountant selected by the Joint Venture Manager. .In addition, the Joint Venture Manager will submit such other reports on a periodic basis, at least quarterly, as they shall deem necessary to keep the Joint Venturers advised of the status of Joint Venture operations.

     7.3 Basis of Accounts and Fiscal Year. The Joint Venture shal1 maintain its accounts on the accrual basis of accounting, and shall adopt a fiscal year which shall begin on the first day of January and end on the thirty-first (31st) day of December of each year.

     7.4 Funds. All funds of the Joint Venture shall be deposited in a separate bank account or accounts as shall be determined by the Joint Venture Manager. All withdrawals therefrom shall be made upon checks signed by the Joint Venture Manager or by any person authorized to do so by the Joint Venture Manager.

                                  ARTICLE VIII
                                POWER OF ATTORNEY

     8.1 Power of Attorney. Each Joint Venturer hereby makes, constitutes and appoints the Joint Venture Manager (and any successor Joint Venture Manager duly elected pursuant to Section 5.6 or 6.1 hereof) his true and lawful attorney-in-fact for him and in his name, place and stead and for this use and benefit, from time to time.

          8.1.1 To make all agreements amending this Agreement as now or hereafter amended, that may be appropriate to reflect;

               8.1.1.1 Change of the name or location of the principal place of business of the Joint Venture;

               8.1.1.2 The disposal by a Joint Venturer (including himself) of his interest as a Joint Venturer in the Joint Venture in any manner permitted by this Agreement;

               8.1.1.3 A person (including himself) becoming an additional or substituted Joint Venturer of the Joint Venture; and

          8.1.2 To make such certificates, instruments and documents as may be required by, or may be appropriate under, the laws of any stale or other jurisdiction in which the Joint Venture is doing or intends to do business, in connection with the use of the name of the Joint Venture by the Joint Venture; and

          8.1.3 To make such certificates, instruments and documents as such Joint Venturer may be required to make, or as may be appropriate for such Joint Venturer to make, by the laws of any state or jurisdiction to reflect:

               8.1.3.1 A change of name or address of such Joint Venturer; or

               8.1.3.2 Any changes in or amendments of this Agreement, but only if and when such changes are in strict accordance with the: provisions of this Agreement.

          Each of such agreements, certificates, instruments and documents shall be in such form as such attorney-in-fact and counse1 for the Joint Venture shall deem appropriate. The powers hereby conferred to make agreements, certificates, instruments and documents shill be deemed to include without limitations the powers to sign, execute, acknowledge, swear to, verify, deliver, file, record or publish the same.

          Each Joint Venturer hereby (i) authorizes such attorney-in-fact to take any further action which such attorney-in-fact shall consider necessary to advisable in connection with any of the foregoing, (ii) gives such attorney-in-fact full power and authority to do and perform each and every act or thing whatsoever requisite or advisable to be done in or about the foregoing as fully as such Joint Venturer might or could do if personally present, and (iii) ratifies and confirms all that such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

     8.2 Duration of Power. The power of attorney granted under Section 8.1 hereof:

          8.2.1 Is a special power of attorney coupled with an interest and is irrevocable.

          8.2.2 May be exercised by such attorney-in-fact by listing all of the Joint Venturers executing any agreement, certificate, instrument or document with the single signature of such attorney-in-fact acting as attorney-in-fact for all of them; and

          8.2.3 Shall survive the delivery of an assignment by a Joint Venturer of the whole or a portion of his interest in the Joint Venture; except that where such assignment is of such Joint Venturer's entire interest in the Joint Venture the purchaser, transferee or assignee thereof, with the consent of the Joint Venture Manager, is admitted as a substitute Joint Venturer, the power of attorney shall survive the delivery of such assignment for the sole purpose of enabling such attorney-in-fact to execute, acknowledge and file any such agreement, certificate, instrument or document necessary to effect such substitution.

                                   ARTICLE IX
                  AMENDMENTS, REMOVAL OF JOINT VENTURE MANAGER

     9.1 Proposals by Joint Venturers. The Joint Venture Manager may, at and within thirty (30) days after the request of the Joint Venturers owning Interests representing twenty percent (20%) or more of the Interests owned by all Joint Venturers shall submit to all the Venturers the text of any proposal to (a) amend this Agreement, (b) dissolve and terminate the Joint Venture, (c) remove a Joint Venture Manager and substitute a new Joint Venture Manager, (d) approve or disapprove the sale of all or substantially all the assets of the Joint Venture, or (e) cancel any contract between the Joint Venture and a Joint Venture Manager, without penalty to the Joint Venture, upon sixty (60) days written notice to the Joint Venture Manager together with a statement of the purpose of any such proposal. The Joint Venture Manager may include in any submission its view as to the proposal. Subject to Section 9.2, any such proposal shall be adopted if, within thirty (30) days after the mailing of such proposal to all Venturers, the Joint Venture Manager shall have received written approval thereof from a majority in interest of the Joint Venture except that no proposal may without the written approval or all the Venturers: (i) increase the 1iabiIity of the Venturers; (ii) alter the rights and obligations set forth in
Article III hereof, (iii) change the capital contributions required of Venturers under this Agreement; (iv) enlarge the liability of the Joint Venture Manager to Joint Venturers; (v) amend this Article IX; or (vi) change the provisions relating to the dissolution and termination of the Joint Venture. The date of adoption of such proposal shall be the date on which the Joint Venture Manager shall have received the requisite written approvals. Any proposal which is not adopted may be resubmitted. In the event any proposal is not adopted, any written approval received with respect thereto shall become void and shall not be effective with respect to any resubmission of such proposal.

     9.2 Evidence of Legal Authority. Notwithstanding the foregoing, any rights of a majority in interest of the Joint Venture under Section 9.1 shall not come into existence or be effective in any manner unless and until Section 9.2.1 below has been satisfied:

          9.2.1 Either a favorable ruling shall have been received by the Joint Venture from the Internal Revenue Service to the effect that neither the grant nor the exercise of such rights will adversely affect the tax status of the Joint Venture or of any of the Joint Venturers, or counse1 for the Joint Venturer (acceptable to the Joint Venture) shall have delivered to the Joint Venture an opinion (acceptable to the Joint Venturers) to the same effect. Counsel for the Joint Venturers as herein above described shall be other than counsel for the Joint Venture Manager and such counsel must be acceptable to a majority in interest of the Joint Venturers.

                                    ARTICLE X
                                  MISCELLANEOUS

     10.1 Notices. Any notice, payment, demand of communication required or permitted to be given by a provision of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered personally to the party or to an officer of the party to who the same is directed, or if sent, by deposit with the United States Mail, postage and charges prepaid, addressed as follows: if to the Joint Venture Manager, at the principal mailing address of the Joint Venturer's address set forth in Exhibit 1 to this Agreement described in Section 2.5 hereof, or to such other address as shall be furnished in writing by any party to the other. Any such notice shall be deemed to be given as of the date delivered, if personally, or as of the date on which the same was deposited in the United States Mail, addressed and sent as aforesaid.

     10.2 Section Headings. Section, paragraph and other headings contained in this Agreement are for reference purposes only and are in no way intended to describe, interpret, define, amplify or limit the scope, intent of this Agreement or any provisions hereof.

     10.3 Future Action. Each Venturer shall execute and deliver such papers, documents and instruments, and perform such acts as are necessary or appropriate, to implement the terms hereof and the intent of the parties hereto.

     10.4 Indemnity. Each Venturer shall be liable to the extent of its respective interest (Liability Interest). Each Venturer agrees to indemnify and hold harmless the other Venturers from and against any and all claims, losses, damages, costs or expenses of any kind or character in excess of each respective Venturer's Liability Interest arising out of any transaction contemplated by this Agreement or resulting therefrom.

     10.5 Severability. If any provisions of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, the legality, validity and enforceability of the remaining provisions or this Agreement shall not be affected thereby, and in lieu of each such illegal, invalid and unenforceable provision there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provisions as may be possible and be legal, valid and enforceable.

     10.6 Amendments by Power of Attorney. Notwithstanding other provisions of
Article IX or any other provisions of this Article X, amendments to this Agreement which are of an inconsequential nature and do not adversely affect the Venturers in any material respect, or are necessary or desirable to comply with any applicable law or government regulations, or are required or contemplated by this Agreement, may be made by the Joint Venture Manager through use of the power of attorney granted by Article VIII of this Agreement. In this regard, the Joint Venture Manager shall have the full power and authority to amend any provision of this Agreement so as to confirm, in the sole judgment of the Joint Venture Manager, the provisions of this Agreement with regulations adopted by the Treasury Department relating to Section 704(b) of the Code; provided, however, any such amendment shall not cause the contributions required of any Venturer to be increased, or adversely affect the Joint Venturers in any material respect.

     10.7 Meetings. Meetings of the Venturers may be called by the Joint Venture Manager and shall be called upon the written request of Joint Venturers having an aggregate Joint Venture Percentage of at least twenty-five percent (25%). The call shall state the nature of the business to be transacted. Joint Venturers may vote in person or by proxy at any such meeting, and shall be given written notice at least ten (10) days prior to such meeting.

     10.8 Right to Reply upon the Authority of Joint Venture Manager. No person dealing with a Joint Venture Manager shall be required to determine its authority to make any commitment or undertaking on behalf of the Joint Venture, nor to determine any fact or circumstance bearing upon the existence of its authority. In addition, no purchaser of any property or interest owned by the Joint Venture shall be required to determine the sole and exclusive authority of the Joint Venture Manager to sign and deliver on behalf of the Joint Venture any such instrument of transfer, or to see to the application or distribution of revenues or proceeds paid or credited in connection therewith, unless such purchasers shall have received written notice affecting the same.

     10.9 Texas Law. It is the intention of the parties that the laws; of Texas govern the determination of the validity of this Agreement, the construction of its terms, and the interpretation of the rights and duties of the parties

     10.10 Waiver of Action of Partition. Each of the parties hereto irrevocably waives, during the term of the Joint Venture, any right that it may have to maintain any action for partition with respect to the Joint Venture Properties.

     10.11 Counterpart Execution. This Agreement may be executed in any number of counterparts with the same effect as if all parties hereto had signed the same document. All counterparts shall be construed together and shall constitute one agreement.

     10.12 Parties in Interest. Subject to the provisions contained in Article V hereof, each and all of the covenants, terms, provisions and agreements herein contained shall be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the respective parties hereto.

     10.13 Integrated Agreement. This Agreement constitutes the entire understanding and agreement among the parties hereto with respect to the subject matter hereof, and there are no agreements, understandings, restrictions, representations or warranties among the parties other than those set forth herein provided for.

     10.14 No Election. No election shall be made by the Joint Venture, the Joint Venture Manager, or any Joint Venturer to be excluded from the application of the provisions of subchapter K of the Code.

Amendments

     1.6.29 "NON-PARTICIPATING VENTURER" means any Venturer who fails to contribute Completion Assessments, Special Assessments, or Additional Assessments.

     1.6.30 "PARTICIPATING VENTURER" means any Venturer, including the Managing Venturer, electing, pursuant to the provisions of Section 2.7, to contribute Special Assessments with respect to any particular activity covered by Special Assessments.


     1.6.31 "SPECIAL ASSESSMENTS" means those Assessments requested in accordance with Article 2.7 herein.

     2.7 Special Assessment by Joint Venture. Special Assessments may be requested by the Venture in the event the Venture votes, by a vote of a majority in Interests owned by the Joint Venturers, to:

               (i)  deepen any Well bore;

               (ii) sidetrack  any Well bore if  conditions  or  situations  are encountered which render further drilling impractical or permits Operator to abandon the wells;

               (iii)plug back any Well bore and attempt  completion  in a higher zone;

               (iv) conduct any activity for the purpose o enhancing production;

               (v)  install tubing with increased production capacity;

               (vi) install pumping equipment;

               (vii) install pipelines;

               (viii)install any type of gas treatment  facilities or production facilities;
               (ix) complete more than one zone;

               (x) conduct any activity required or requested by the Railroad Commission of Texas; or
               (xi) conduct any activity, after the Operator represents that the turnkey work has been completed, for purposes of more fully developing a well or wells.

          2.7.1 Time of Pavment. The request for Specia1 Assessments shall be in writing and shall set forth the particulars with respect to the estimated costs thereof, and the Venturers will have ten (10) days from the date of mailing of such request (or seven (7) days if such request is made by telegram, facsimile or overnight delivery) (or 48 hours if a rig is on location) to make the requested additional contribution. A Venturer votes in favor of the Special Assessments by contributing his assessment. The Managing Venturer's participation in Special Assessments will be 1% of the total Special Assessments received.

          2.7.2 Failure to Contribute Special Assessments. A Venturer shall initially have no obligation to pay any of the requested Special Assessments. If the Venture Votes, by a Vote of 51 % or more in Interests, for the Special Assessment and a Venturer fails to pay any portion of a Special Assessment with respect to any particular activity called for by the Joint Venture within the time specified in any request therefor, such Venturer shall thereby be deemed a Non-Participating Venturer with respect to such activity. Such Non-Participating Venturer shall be subject to a penalty of 500% of the amount of the unpaid assessment. This 500% penalty shall be paid by the Venture, out of 100% of the funds that would otherwise have been distributed to the Non-Participating Venturer, to the person or entity that paid the Special Assessment applicable to the interest of the Non-Participating Venturer in the Venture. Partial payments of the 500% penalty shall be made from time-to-time at the same time as distributions to the Venturers are made in the normal course of business, and no interest shall accrue on such penalty.

          2.7.3 Status of Non-Participating Venturers. Non-Participating Venturers shall be subject to a penalty of 500% of the unpaid portion of the assessment. Such penalty shall be assessed against the Non-Participating Venturer and paid to the person who has paid the Non-Participating Venturer's assessment out of the Non-Participating Venturer's interest in the Venture. After such 500% penalty is paid in full, the status of Non-Participating Venturer shall return to Participating Venturer.

          2.7.4 Funds to Replace Those of Non-Participating Venturers. If less than 100% of the Venturers pay the Additional Assessments, the Managing Venturer shall have the option, in the exercise of its sole and absolute discretion and subject to the provisions of Section 2.7.2 hereof, to:

               (a) Pay the Non-Participating Venturer(s) unpaid portion of such Special Assessment and be entitled to receive the Non-Participating Venturer(s) allocable shares of Net Cash Flow, Net Proceeds, Federal Income Tax Items and Amount Realized attributable to the Venture;

               (b) Allow any or all Participating Venturers to pay the Non-Participating Venturer(s) unpaid portion of such Special Assessment and, therefore, be entitled to receive the Non-Participating Venturer(s) allocable shares of Net Cash Flow, Net Proceeds, Amount Realized and Federal Income Tax Items attributable to the Non-Participating Venturer(s) interest in the Venture;

               (c) The Managing Venturer shall have the right, but not the obligation, to secure the necessary funds from other sources including loans; or

               (d) Abandon the activity for which such Special Assessment was requested, refund the Special Assessment proceeds previously paid by the Venturers, and abandon the Venture Prospect.

     2.7.5 Articles 4.9, 9.1 and 9.2 Inapplicable. Articles 4.9, 9.1 and 9.2 herein shall have no application to the actions described in Articles 2.7 through 2.7.4.

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C.
SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
OXLEY ACT OF 2002

     In connection with the accompanying Annual Report on Form 10-KSB for the period ended March 31, 2003 (the "Report") of F10 Oil & Gas Properties, Inc., a Nevada corporation (the "Company"), I, Jon H. Marple, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: July 11, 2003                      /s/ Jon H. Marple
                                              Jon H. Marple
                                              Chief Executive Officer




EXHIBIT 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
OXLEY ACT OF 2002

     In connection with the accompanying Annual Report on Form 10-KSB for the period ended March 31, 2003 (the "Report") of F10 Oil & Gas Properties, Inc., a Nevada corporation (the "Company"), I, Mary E. Blake, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: July 11, 2003                      /s/ Mary E. Blake
                                              Mary E. Blake
                                              Chief Financial Officer