Form 10QSB
period 2003-06-30
F10 OIL & GAS PROPERTIES INC
filed 2003-08-14
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                               903 West Montgomery
                                   Suite 4311
                                Willis, TX 77378
                                 (936) 449-5130

      Address of principal executive offices and Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No __ _

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on August 12, 2003, was 17,949,470.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003                                 3

CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS
 ENDED JUNE 30, 2002 AND JUNE 30, 2003                                         4

CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS
 ENDED JUNE 30, 2002 AND JUNE 30, 2003                                         5

STATEMENT OF SHAREHOLDERS' DEFICIT FROM JULY 15, 2001
  (INCEPTION)  THROUGH JUNE 30, 2003                                           6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                           7

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                          9

ITEM 3. CONTROLS & PROCEDURES                                                 11

PART II - OTHER INFORMATION                                                   11

ITEM 1. LEGAL PROCEEDINGS                                                     11

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   14

ITEM 5. OTHER INFORMATION                                                     14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      14

SIGNATURE                                                                     14

Exhibit 31.1                                                                  15

Exhibit 31.2                                                                  16

Exhibit 32.1                                                                  17

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending June 30, 2003.

                         F10 OIL & GAS PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2003

                                   (Unaudited)


Assets                                                                       June 30, 2003
                                                                           ------------------
                                                                             (Unaudited)
Current assets:
    Cash                                                                   $            9,047
    Oil Revenues Receivable                                                               840
    Prepaid Expenses                                                                  169,204
                                                                           ------------------
        Total current assets                                                          179,091
                                                                           ------------------

Property and equipment, net                                                             1,854

Long-term Portion of Prepaids                                                          80,111
Oil and Gas Investments                                                                60,000
                                                                           ------------------
                                                                           $          321,056
                                                                           ==================

Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable                                                      $          109,511
     Payable on Acquisition                                                            40,000
     Accrued Interest                                                                  42,448
     Notes payable, net of discounts of $50,206                                       387,450
     Payable to Shareholders                                                           24,619
                                                                           ------------------
         Total current liabilities                                                    604,028
                                                                           ------------------

         Long-term portion of notes payable                                            43,295
                                                                           ------------------

         Total liabilities                                                            647,323
                                                                           ------------------
Shareholders' deficit:

    Preferred  stock,  no par  value;
     50,000,000  shares  authorized  and
     no shares outstanding                                                                -0-

    Common  stock,  par  value  $0.001  per  share;
     75,000,000  shares  authorized;
     17,934,470  shares  outstanding as of
     June 30, 2003                                                                     17,934
    Stock  Subscription Receivable                                                     (7,115)
    Additional  paid-in capital                                                     2,457,377
    Accumulated  deficit                                                           (2,794,463)
                                                                           ------------------
     Total Shareholders' deficit                                                     (326,267)
                                                                           ------------------

     Total liabilities and shareholders' deficit                           $          321,056
                                                                           ==================


The accompanying notes are an integral part of these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months             Three months
                                                          ended                    ended
                                                      June 30, 2003            June 30, 2002
                                                    ---------------------    ---------------------
Net Revenues                                        $               1,593    $                   -
Cost of Sales                                                         331                        -
                                                    ---------------------    ---------------------
Gross Profit                                                        1,262                        -

General and administrative expenses                               180,448                        -
                                                    ---------------------    ---------------------

Loss from operations                                             (179,186)                       -

Gain (Loss) on Securities Sales                                         -                   (4,706)
Interest Expense                                                  (71,274)                 (45,754)
Loss incurred in discontinued business                                  -                 (378,646)
                                                    ---------------------    ---------------------

Loss before provision for income taxes                           (250,460)                (429,106)
                                                    ---------------------    ---------------------

Provision for income taxes                                              0                        0
                                                    ---------------------    ---------------------

Net Loss                                            $            (250,460)   $            (429,106)
                                                    =====================    =====================

Basic net loss per weighted share                   $               (0.02)   $              (12.79)

Basic Weighted Average Shares Outstanding                      14,936,693                   33,539


The accompanying notes are an integral part of these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Three months         Three months
                                                                               ended                 ended
                                                                           June 30, 2003         June 30, 2002
                                                                         ------------------    -----------------
Cash flows from Operating Activities:
  Net loss                                                               $         (250,460)   $        (429,106)

Adjustments to reconcile net loss to net cash
    provided by operating activities:
Depreciation and Amortization                                                        26,506               33,404
Expenses paid with stock                                                             17,500              249,460
Changes in operating assets and liabilities:
Prepaid Expenses                                                                     45,101               11,761
Accounts payable                                                                    (37,670)             (27,362)
Accounts receivable                                                                    (475)             (38,005)
Inventory                                                                                 0              (39,638)
Deferred Expenses                                                                     5,411               15,852
Accrued Expenses                                                                      6,206               12,536
                                                                         ------------------    -----------------

  Net cash used in operating activities                                            (187,881)            (211,098)
                                                                         ------------------    -----------------

Cash flows from investing activities:
Acquisition of property and equipment                                                  (557)              (5,131)
Capitalized Website development                                                           0               (2,798)
Investment, net of balance due                                                      (10,000)            (100,000)
                                                                         ------------------    -----------------

  Net cash provided by investing activities                                         (10,557)            (107,929)

Cash flows from financing activities:
Sale of common stock                                                                152,297                4,250
Stock Subscription Receivable                                                             0               43,486
Proceeds from notes payable, net of issuance costs                                        0              299,750
Repayment of loans                                                                  (10,835)             (14,150)
Payments on capital lease                                                                 0               (1,054)
Change in amounts owed to Officer                                                    12,727               33,430
                                                                         ------------------    -----------------

  Net cash provided by financing activities                                         154,189              365,712
                                                                         ------------------    -----------------

Net increase (decrease) in cash                                                     (44,249)              46,685

Cash, at beginning of period                                                         53,296              (14,274)
                                                                         ------------------    -----------------

Cash, at end of period                                                   $            9,047    $          32,411
                                                                         ==================    =================

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:  Interest                                                 $            8,026                2,450
                Taxes                                                                     0                    0


A total of 1,385,000 shares of restricted common stock were issued to settle notes payable, accrued interest and some accounts payable in the quarter ended June 30, 2003. The total amount settled was $427,813.



The accompanying notes are an integral part of these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                   (Unaudited)



                                                Common              Preferred
                                                 Stock              Stock                      Additional
                                                                                                Paid-In     Accumulated
                                                Shares      Amount      Shares       Amount       Capital      Deficit      Total
                                             ----------   ---------   ----------  ----------  ------------  -----------  ----------
Stock issued to founder on 7/15/01            6,090,000   $   6,090               $        -  $     (6,090) $         -  $        -
Stock issued in Sept and October
   2001 for notes payable                       310,000         310                                 69,337            -      69,647
Value of Warrants issued in
  conjunction with notes payable                                                                   111,080                  111,080
Shares issued in Petrex merger                  445,854         446                                   (446)                       -
Officers compensation deemed contribution
   to capital                                                                                       25,990                   25,990
Value of warrants issued to consultant                                                              10,000                   10,000
Stock Issued for Services in year ended
  March 31, 2002                              3,006,056       3,006                                741,110                  744,116
Net loss for year ended March 31, 2002                -          -                                       -     (813,640)   (813,640)

Value of Warrants issued in
  conjunction with notes payable                                                                    86,559                   86,559
Stock Issued in Private Placement                14,286          14                                  4,236                    4,250
Stock sold under option agreements
  in quarter ended September 30, 2002           600,000         600                                   (600)                       -
Stock Issued for Services from
  April 1, 2002 through December 2, 2002      2,841,000       2,841                                277,571                  280,412
Preferred Stock issued in rescinded
  acquisition                                                          4,200,000    4,200,000   (4,200,000)                       -
Preferred Stock cancelled upon rescission                             (3,800,000)  (3,800,000)   3,800,000                        -
Adjustment for 300 to 1 reverse
  stock split                               (13,262,839)    (13,263)                                13,263                        -
Rounding for reverse stock split                    713           1                                     (1)                       -
Stock subscription receivable                10,000,000      10,000                                                               -
Stock issued for services from
  December 2002 through March 31, 2003        1,369,400       1,369                                159,406                  160,775
Stock issued to officer in exchange
  for debt                                    2,000,000       2,000                                 18,000                   20,000
Stock issued in exchange for debt               360,000         360                                 62,640                   63,000
Conversion of Preferred stock into common       600,000         600     (400,000)    (400,000)     399,400
Proceeds of Stock Subscription received      (2,110,000)                                           268,371                  268,371
                                              2,110,000                                             (2,110)
Net loss for period ended March 31, 2003              -           -            -           -             -   (1,730,364) (1,730,364)

Stock issued to retire options                  500,000         500                                   (500)                       -
Stock issued in exchange for debt             1,385,000       1,385                                302,814                  304,199
Stock issued for services from
   April - June 2003                            175,000         175                                 17,325                   17,500
Stock issued to officer in exchange
   for debt                                   1,500,000       1,500                                148,500                  150,000
Proceeds of Stock Subscription received        (775,367)                                           152,297                  152,297
                                                775,367                                               (775)
Net loss for three months
  ended June 30, 2003                                 -           -            -           -             -     (250,459)   (250,459)
                                             ----------   ---------   ----------  ----------  ------------  -----------  ----------

Balance at June 30, 2003                     17,934,470   $  17,934            -  $        -  $  2,457,377  $(2,794,463) $ (326,267)
                                             ==========   =========   ==========  ==========  ============  ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

F10 Oil & Gas Properties, Inc, formerly Force 10 Trading, Inc., (hereinafter referred to as "F10" or the "Company"), is a company that invests in oil and natural gas exploration and oil and natural gas producing properties. F10 is currently focusing its acquisition efforts on producing oil and natural gas wells with a net positive cash flow.

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

The operations of the Company in its stock-trading and tutorials business is shown as discontinued business operations in the consolidated financial statements.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended June 30, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year.


NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended June 30, 2003 and June 30, 2002 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Company is in a net loss position. For the three months ended June 30, 2003 and June 30, 2002, the weighted average number of shares outstanding totaled 14,936,693 and 33,539, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $250,460 for the three months ended June 30, 2003. The Company has incurred total losses of $2,794,463 since its inception. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2003:

Furniture                             $   1,056
Equipment                                 1,500
                                      ---------
                                          2,556

Less accumulated depreciation            (  702)
                                      ---------
                                      $   1,854
                                      =========

NOTE 5 -   NOTES PAYABLE

During the period from inception through June 2003, the Company has issued promissory notes to third parties totaling $766,500 under various private placements. The notes have interest rates from 10-12% per annum and have terms varying from 120 days to 12 months from the date of issuance. Some of these notes contained a detachable stock purchase warrant. All warrants have either expired or been written off due to a one for three hundred reverse stock split effectuated by the Company in December of 2002. The principal balance on the remaining notes totals $477,150 as of June 30, 2003.

The Company has been in active negotiations to settle the notes by issuing its restricted common stock and, in some cases, entering into new note agreements. In the quarter ended June 30, 2003, the Company issued 1,185,000 shares of its restricted common stock and entered into new note agreements totaling $55,000 to settle total debts of $332,156, including accrued interest.

As of June 30, 2003, the Company was in default on notes with a principal balance totaling $280,000. The Company is actively involved in negotiating settlements on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock. The majority of these notes have been settled subsequent to the end of the quarter.

NOTE 6 - SUBSEQUENT EVENTS

After June 30, 2003, the Company made settlement agreements with the holders of notes with a total principal balance of $165,000 and accrued interest of $17,786 as of June 30, 2003. Through the settlement agreements, the Company has agreed to issue 300,000 shares of its restricted common stock to settle the complete balances of the notes. As part of these settlements, directors of the company contributed personal assets valued at $80,000 to assist the Company in securing the settlements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (Period Ending June 30, 2003)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Company's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations -

Revenues
         F10 reported total revenues of $1,593 from its oil investments in the quarter ended June 30, 2003. This revenue was entirely generated by the Cowboy Baker joint venture in which F10 holds an ownership interest.

         F10 was not involved in the oil and gas industry in the same quarter of 2002. However, the Company reported total revenue for the quarter ended June 30, 2002 of $103,117. These revenues were made up from commission revenues from trading of $60,463 or 58.6% of total revenues and from the sale of the educational materials offered by Capital Market Mentors, Inc., a wholly owned subsidiary, of $42,654. All of the revenues are included as part of the loss incurred in discontinued business line of the financial statements herein.

Cost of Sales
         The cost of oil sales for the quarter ended June 30, 2003 was equal to $331. These cost of sales were incurred by the Cowboy Baker joint venture in which F10 holds an ownership interest. F10's gross profit for the quarter was $1,262.

         The costs of sales for the quarter ended June 30, 2002 were generated from the Company's previous line of business. These costs totaled $39,415, producing gross profit of $63,702 for the quarter. The cost of sales and gross profit for the quarter ended June 30, 2002 are included as part of the loss incurred in discontinued business line of the financial statements herein.

General and Administrative Expenses

         General and administrative expenses in the three-month period ended June 30, 2003 totaled $180,448. Of the expenses in the current quarter, amounts paid for professional fees and consultants represented the largest portion of expenses. The Company incurred professional fees of $81,702 in the current quarter. This amount was primarily paid in stock and represented 45.2% of total general and administrative expenses. The Company also accrued and paid $60,000 in salaries to officers. This amount represented 33.3% of total general and administrative costs.

         The total general and administrative costs for the quarter ended June 30, 2003 decreased by 59.2% from the general and administrative expenses of $442,348 incurred in the three-month period ended June 30, 2002. These expenses in the quarter ended June 30, 2002 were incurred in the Company's discontinued line of business. Of the expenses in the quarter ended June 30, 2002, amounts paid for professional fees and consultants represented the largest portion of expenses. The Company incurred professional fees of $207,311 in the quarter. This amount was primarily paid in stock and represented 46.9% of total general and administrative expenses. The general and administrative expenses for the quarter ended June 30, 2002 are included as part of the loss incurred in discontinued business line of the financial statements herein.

Interest Expense

         The Company incurred interest expense of $71,274 in the quarter ended June 30, 2003. The Company has settled with a number of note holders since the beginning of the current quarter and expects its interest expense to be substantially reduced in future quarters. The current quarter's interest expense represents an increase of 55.8% from the interest expense incurred in the same quarter of 2002. This increase represents the higher average debt balance of the Company.

         The Company incurred interest expense of $45,754 in the quarter ended June 30, 2002. This interest expense was incurred as a result of various notes into which the Company entered into from its inception through June 30, 2002.

Net Loss

            The Company's net loss for the quarter was $250,460. This represents a net loss per share of $(0.02) per share. The net loss is 41.6% less than the loss from the quarter ended June 30, 2002.

         The Company's net loss for the quarter ended June 30, 2002 was $429,106. This represented a net loss per share of $(12.79). The Company's net loss in the current quarter compared with the loss in the quarter ended June 30, 2002 is a result of decreased general and administrative costs. The Company's previous line of business required a higher level of staffing and thus a higher salary expense.

Liquidity and Capital Resources
         During the quarter ended June 30, 2003 net cash used by operating activities was a negative $247,036. The Company supported this operating loss through the issuance of restricted stock issued under an offering under Regulation S of the Securities Exchange Act.

         The Company's current assets as of June 30, 2003 were $179,091 and its current liabilities equaled $604,028, generating a net working capital deficit of $424,937. The Company anticipates being able to fund future operations through additional private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings.

         During the quarter ended June 30, 2002 the Company used net cash of $127,974 in its operating activities. These operating activities have been discontinued. The Company supported this operating loss through the issuance of notes under private placements. The Company's current assets as of June 30, 2002 were $670,418 and current liabilities equaled $925,122, resulting in a working capital deficit of $254,704.

         The Company's material financial commitments include the employment contracts of Jon H. Marple and Mary E. Blake. Both officers have a base salary of $10,000 per month with contracts running through December 31, 2007. The Company has also restructured some of its notes payable and has agreed to payments totaling $84,200 over the next twelve months and payments of approximately $70,000 thereafter. The Company also is contractually obligated to make payments to consultants of $90,000 over the next twelve months.

ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         F10 is not a party to any legal proceedings.

         Two note holders who each loaned F10 $50,000 on February 1, 2002 have retained an attorney to negotiate a settlement with F10. The aggregate amount owed to these individuals as of June 30, 2003 was $119,750, including accrued interest. F10 is in current negotiations with the note holders' attorney and is using its best efforts to reach a settlement and payment plan with these individuals.
         The Company also owes a former director approximately $28,000. A plan of payment has been agreed upon with the Company making the first payment in August of 2003.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

F10 made the following sales of unregistered securities during the quarter ended June 30, 2003:

Common Stock

     (a) In May 2003, F10 issued 500,000 shares of its restricted common stock to one individual to retire stock options held by the individual. The stock options held by the individual were not subject to the one-for-three hundred reverse stock split effectuated by the Company in December of 2002. The individual held options to purchase 350,000 shares of free-trading common stock at prices between $.25 and $.82. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (b)  In June 2003,  F10 issued  1,185,000  shares of its restricted  common stock to six individuals to settle debt balances in the amount of $284,200, including prepaid interest, or at an average price of $.24 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (c) In June 2003, F10 issued 1,500,000 shares of its restricted common stock to Mary E. Blake, an officer and director, to retire $150,000 owed to her. The stock was issued at a price of $.10 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (d) In June 2003, F10 issued 200,000 shares of its restricted common stock to Jon Richard Marple, the son of a director, in retirement of $20,000 owed to him by the Company. The stock was issued at a price of $.10 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (e) In June 2003, F10 issued 150,000 shares of its restricted common stock to Jon Richard Marple, the son of a director, for services rendered to the Company. The stock was issued at a price of $.10 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (f) In June 2003, F10 issued 25,000 shares of its restricted common stock to one individual for services rendered on behalf of the Company at a value equal to $2,500. The stock was issued at a price of $.10 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by
Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

     - Neither F10 or any person acting on behalf of F10 solicited any offer to buy or sell the securities by any form of general solicitation or advertising;

     - The purchasers represented that they were acquiring the securities as a principal for their own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws; and

     - The securities were issued with the understanding that they may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws.

In December 2002, F10 issued 10,000,000 shares of its restricted common stock to the Sukumo Group. The stock was delivered to an escrow agent to be disbursed at the request of the Sukumo Group and F10 under the terms of an Offshore Stock Purchase Agreement and subject to a Finders Fee Agreement with Feng Shui Consulting (later amended to change the Finders Fee Agreement to be between F10 and Nu Way Consulting). During the quarter ended June 30, 2003, 775,367 shares were distributed under the terms of the agreements. As of June 30, 2003, a total of 2,885,367 shares of the stock have been distributed and the remaining shares (7,114,633) remain held in escrow. During the quarter ended June 30, 2003, F10 received net proceeds of $152,297, or $0.196 per share. Since the beginning of the offering, F10 has received net proceeds of $420,668, or $0.146 per share. The terms of the Offshore Stock Purchase Agreement call for Sukumo to pay a price of 12.5% of the bid price of the F10 common stock on the date that Sukumo notifies the escrow agent of its intent to purchase the stock. Under the terms of the Finders Fee Agreement, NuWay receives 17.5% of the current bid price on the F10 stock. F10 is also required to pay a finders fee of 10% of the net amount that it receives to Jon Richard Marple, under the terms of his consulting agreement with F10 dated February 1, 2002. Jon Richard Marple is the son of a director of F10 and provided F10 with an introduction to the parties who arranged this financing. During the quarter ended June 30, 2003, F10 received net proceeds of $152,297. A total of $237,027 has been paid to NuWay under the terms of the Finders Fee Agreement. F10 has also paid $16,529 to Jon Richard Marple under the terms of his consulting agreement. The total amount of finders fees paid in the quarter ended June 30, 2003, was equal to $253,556, or 62% of the total amount raised under this offering.

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

Item 3 - Defaults Upon Senior Securities

         As of June 30, 2003, the Company was in default on notes with a principal balance totaling $280,000. The Company is actively involved in negotiating settlements on these notes and contemplates paying a portion of the note balances with cash and the remainder through the issuance of restricted common stock.

         After June 30, 2003, the Company made settlement agreements with the holders of notes with a total principal balance of $165,000 and accrued interest of $17,786 as of June 30, 2003. Through the settlement agreements, the Company has agreed to issue 300,000 shares of its restricted common stock to settle the complete balances of the notes. As part of the settlements, directors of the Company contributed $80,000 in personal assets to assist the Company in making the settlements.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         On July 23, 2003, Jon H. Marple resigned as the Company's Chief Executive Officer due to his personal health concerns. Also, Mary E. Blake also resigned in her capacity as President of the Company. On this same date, the Board of Directors appointed Charles H. Blake, Jr. to the position of President of the Company. Charles H. Blake, Jr. is the brother of Mary E. Blake.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

        Exhibit 31.1 Certification of the Chief Executive Officer of F10 Oil &
               Gas   Properties,   Inc.   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

        Exhibit 31.2 Certification of the Chief Financial Officer of F10 Oil &
               Gas   Properties,   Inc.   pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002

        Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of F10 Oil & Gas Properties, Inc. pursuant to
               Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

         None.

Documents Incorporated by Reference

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    F10 Oil & Gas Properties, Inc.




Dated:   August 14, 2003            /s/ Charles H. Blake, Jr.
                                    -------------------------
                                    President

Exhibit 31.1
                               CEO Certification

I, Charles H. Blake, Jr., certify that:

1. I have reviewed this Form 10-QSB of F10 Oil & Gas Properties, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 14, 2003

/s/ Charles H. Blake, Jr.
Charles H. Blake, Jr.
Chief Executive Officer

Exhibit 31.2
                               CFO Certification

I, Mary E. Blake, certify that:

1. I have reviewed this Form 10-QSB of F10 Oil & Gas Properties, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 14, 2003

/s/ Mary E. Blake
Mary E. Blake
Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of F10 Oil & Gas Properties, Inc. (the "Company") for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Charles H. Blake, Jr., Chief Executive Officer of F10 Oil & Gas Properties, Inc., and Mary E. Blake, Chief Financial Officer of F10 Oil & Gas Properties, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

                                      /s/Charles H. Blake, Jr.
                                      Charles H. Blake, Jr.
                                      Chief Executive Officer

                                      /s/ Mary E. Blake
                                      Mary E. Blake,
                                      Chief Financial Officer