Form 10QSB
period 2003-09-30
F10 OIL & GAS PROPERTIES INC
filed 2003-11-19
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2003

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on November 17, 2003, was 12,916,161.

                                TABLE OF CONTENTS

                                                                                        PAGE
PART I - FINANCIAL INFORMATION                                                          3

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                                3

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003                                     3

CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED  SEPTEMBER 30,
2002 AND SEPTEMBER 30, 2003                                                             4

CONSOLIDATED  STATEMENTS  OF OPERATIONS  FOR THE SIX MONTHS ENDED  SEPTEMBER 30,
2002 AND SEPTEMBER 30, 2003                                                             5

CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE SIX MONTHS ENDED  SEPTEMBER  30,
2002 AND SEPTEMBER 30, 2003                                                             6

STATEMENT  OF  SHAREHOLDERS'  DEFICIT  FROM JULY 15,  2001  (INCEPTION)  THROUGH
SEPTEMBER 30, 2003                                                                      7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                    8

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                           11

ITEM 3. CONTROLS & PROCEDURES                                                           13

PART II - OTHER INFORMATION                                                             13

ITEM 1. LEGAL PROCEEDINGS                                                               13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                       14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                 16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             16

ITEM 5. OTHER INFORMATION                                                               16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                16

SIGNATURE                                                                               16

CERTIFICATIONS
        EXHIBIT 31.1                                                                    17
        EXHIBIT 31.2                                                                    18
        EXHIBIT 32.1                                                                    19


                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending September 30, 2003.

                         F10 OIL & GAS PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2003

                                   (Unaudited)


Assets                                                                     September 30, 2003
                                                                           ------------------
                                                                                (Unaudited)
Current assets:
Cash                                                                       $           82,373
Oil Revenues Receivable                                                                 2,630
Inventory                                                                               7,900
Prepaid Expenses                                                                      157,404
                                                                           ------------------
Total current assets                                                                  250,307
                                                                           ------------------

Property and equipment, net                                                             1,735

Long-term Portion of Prepaids                                                          46,715
Oil and Gas Investments                                                                77,500
                                                                           ------------------
                                                                           $          376,257
                                                                           ==================

Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable                                                      $           87,180
     Accrued Interest                                                                  38,461
     Notes payable, net of discounts of $40,657                                       356,126
     Payable to Shareholders                                                           31,243
                                                                           ------------------
         Total current liabilities                                                    513,010
                                                                           ------------------

         Long-term portion of notes payable                                            27,600
                                                                           ------------------

         Total liabilities                                                            540,610
                                                                           ------------------
Shareholders' deficit:
     Preferred stock, no par value; 50,000,000
      shares authorized and no shares outstanding                                         -0-
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 12,916,161
       shares outstanding as of September 30, 2003                                     12,916
Additional paid-in capital                                                          2,854,949
Accumulated deficit                                                                (3,032,218)
                                                                           ------------------
     Total Shareholders' deficit                                                     (164,353)
                                                                           ------------------

     Total liabilities and shareholders' deficit                           $          376,257
                                                                           ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three months                   Three months
                                                              ended                         ended
                                                       September 30, 2003            September 30, 2002
                                                    ---------------------------   ----------------------------
Net Revenues                                         $                    7,371    $                         -
Cost of Sales                                                             1,177                              -
                                                    ---------------------------   ----------------------------

Gross Profit                                                              6,194                              -

General and administrative expenses                                     211,097                              -
                                                    ---------------------------   ----------------------------

Loss from operations                                                   (204,903)                             -

Gain (Loss) on Securities Sales                                               -                          6,417
Interest Expense                                                        (32,852)                       (63,715)
Loss incurred in discontinued business                                        -                       (480,775)
                                                    ---------------------------   ----------------------------

Loss before provision for income taxes                                 (237,755)                      (538,073)
                                                    ---------------------------   ----------------------------

Provision for income taxes                                                    0                              0
                                                    ---------------------------   ----------------------------

Net Loss                                                               (237,755)                      (538,073)
                                                    ===========================   ============================

Basic net loss per weighted share                   $                     (0.02)  $                     (14.57)

Basic Weighted Average Shares Outstanding                            12,534,161                         36,919


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Six months                     Six months
                                                              ended                         ended
                                                       September 30, 2003            September 30, 2002
                                                     --------------------------    --------------------------
Net Revenues                                         $                    8,964    $                        -
Cost of Sales                                                             1,508                             -
                                                     --------------------------    --------------------------

Gross Profit                                                              7,456                             -

General and administrative expenses                                     391,545                             -
                                                     --------------------------    --------------------------

Loss from operations                                                   (384,089)                            -

Gain (Loss) on Securities Sales                                               -                         1,710
Interest Expense                                                       (104,126)                     (109,469)
Loss incurred in discontinued business                                        -                      (859,420)
                                                     --------------------------    --------------------------

Loss before provision for income taxes                                 (488,215)                     (967,179)
                                                     --------------------------    --------------------------

Provision for income taxes                                                    0                             0
                                                     --------------------------    --------------------------

Net Loss                                             $                 (488,215)   $                 (967,179)
                                                     ==========================    ==========================

Basic net loss per weighted share                    $                    (0.05)   $                   (28.20)

Basic Weighted Average Shares Outstanding                            10,729,876                        34,297


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Six months                 Six months
                                                                                  ended                      ended
                                                                           September 30, 2003         September 30, 2002
                                                                         -----------------------    -----------------------
Cash flows from Operating Activities:
  Net loss                                                               $              (488,215)   $              (967,179)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
Depreciation                                                                                 238                      3,389
Amortization of discounts on notes payable                                                35,936                     73,871
Expenses paid with stock                                                                  69,544                    533,681
Chages in operating assets and liabilities:
Prepaid Expenses                                                                          90,297                    234,003
Accounts payable                                                                         (60,001)                    23,251
Accounts receivable                                                                       (2,265)                    (4,670)
Inventory                                                                                 (7,900)                   (35,922)
Deferred Expenses                                                                          5,411                     26,109
Accrued Expenses                                                                           2,221                     39,988
Deposits                                                                                       0                      5,000
                                                                         -----------------------    -----------------------

  Net cash used in operating activities                                                 (354,734)                   (68,479)
                                                                         -----------------------    -----------------------

Cash flows from investing activities:
Acquisition of property and equipment                                                       (557)                    (5,131)
Investment                                                                               (66,000)                   (94,180)
                                                                         -----------------------    -----------------------

  Net cash provided by investing activities                                              (66,557)                   (99,311)

Cash flows from financing activities:
Sale of common stock                                                                     505,465                      4,250
Note receivable from shareholder                                                               0                   (240,000)
Stock Subscriptions Receivable                                                                 0                     43,486
Proceeds from notes payable, net of issuance costs                                             0                    327,513
Cash Repayment of principal on loans                                                     (74,447)                   (40,000)
Payments on capital lease                                                                      0                     (2,133)
Change in amounts owed to Officer                                                         19,350                     89,448
                                                                         -----------------------    -----------------------

  Net cash provided by financing activities                                              450,368                    182,564
                                                                         -----------------------    -----------------------

Net increase (decrease) in cash                                                           29,077                     14,774

Cash, at beginning of period                                                              53,296                    (14,274)
                                                                         -----------------------    -----------------------

Cash, at end of period                                                   $                82,373    $                   500
                                                                         =======================    =======================


Supplemental Disclosure of Cash Flow Information:
Cash Paid for:  Interest                                                                 20,517                       8,398
                Taxes                                                                         0                           0
A total of 1,385,000 shares of restricted common stock
were issued to settle notes payable, accrued interest
and some accounts payable in the six months September 30, 2003.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                   (Unaudited)


                                                    Common              Preferred
                                                     Stock                 Stock              Additional
                                                                                                Paid-In    Accumulated
                                             Shares      Amount       Shares       Amount       Capital      Deficit        Total
                                         -----------  ----------  ------------  -----------  -----------  -------------  ----------
Stock issued to founder on 7/15/01         6,090,000  $    6,090                $            $    (6,090) $              $        -
Stock issued in Sept and October
   2001 for notes payable                    310,000         310                                  69,337              -      69,647
Value of Warrants issued in
  conjunction with notes payable                                                                 111,080                    111,080
Shares issued in Petrex merger               445,854         446                                    (446)                         -
Officers compensation deemed contribution
   to capital                                                                                     25,990                     25,990
Value of warrants issued to consultant                                                            10,000                     10,000
Stock Issued for Services in year ended
  March 31, 2002                           3,006,056       3,006                                 741,110                    744,116
Net loss for year ended March 31, 2002             -           -                                       -       (813,640)   (813,640)

Value of Warrants issued in
  conjunction with notes payable                                                                  86,559                     86,559
Stock Issued in Private Placement             14,286          14                                   4,236                      4,250
Stock sold under option agreements in
   quarter ended September 30, 2002          600,000         600                                    (600)                         -
Stock Issued for Services from
  April 1, 2002 through December 2, 2002   2,841,000       2,841                                 277,571                    280,412
Preferred Stock issued in rescinded
  acquisition                                                        4,200,000    4,200,000   (4,200,000)                         -
Preferred Stock cancelled upon
  rescission                                                        (3,800,000)  (3,800,000)   3,800,000                          -
Adjustment for 300 to 1 reverse
   stock split                           (13,262,839)    (13,263)                                 13,263                          -
Rounding for reverse stock split                 713           1                                      (1)                         -
Stock subscription receivable             10,000,000      10,000                                                                  -
Stock issued for services from
   December 2002 through March 31, 2003    1,369,400       1,369                                 159,406                    160,775
Stock issued to officer in exchange
   for debt                                2,000,000       2,000                                  18,000                     20,000
Stock issued in exchange for debt            360,000         360                                  62,640                     63,000
Conversion of Preferred stock into common    600,000         600      (400,000)    (400,000)     399,400
Proceeds of Stock Subscription received   (2,110,000)                                            268,371                    268,371
                                           2,110,000                                              (2,110)
Net loss for period ended March 31, 2003           -           -             -            -            -     (1,730,364) (1,730,364)

Stock issued to retire options               500,000         500                                    (500)                         -
Stock issued in exchange for debt          1,385,000       1,385                                 302,814                    304,199
Stock issued for services from
   April - Sept 2003                         625,000         625                                  61,875                     62,500
Stock issued to officer in exchange
   for debt                                1,500,000       1,500                                 148,500                    150,000
Proceeds of Stock Subscription received   (2,407,691)                                            505,466                    505,466
                                           2,407,691                                              (2,408)
Cancellation of remaining
   Regulation S Offering                  (5,482,309)     (5,482)
Cancellation of stock                         (1,000)         (1)                                      1                          -
Stock issued for Purchase Option              15,000          15                                   1,485                      1,500
Net loss for six months ended
   September 30, 2003                              -           -             -            -            -       (488,214)   (488,214)
                                         -----------  ----------  ------------  -----------  -----------  -------------  ----------

Balance at September 30, 2003             12,916,161  $   12,916             -  $         -  $ 2,854,949  $  (3,032,218) $ (164,353)
                                         ===========  ==========  ============  ===========  ===========  =============  ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         F10 OIL & GAS PROPERTIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

F10 Oil & Gas Properties, Inc, formerly Force 10 Trading, Inc., (hereinafter referred to as "F10"), is a company that invests in oil and natural gas exploration and oil and natural gas producing properties. F10 is currently focusing its acquisition efforts on producing oil and natural gas wells with a net positive cash flow.


From July 15, 2001 through November 1, 2002 F10, through its subsidiary Capital Market Mentors, Inc. ("CMM"), had offered stock-trading tutorials designed to educate students in a comprehensive course in stock trading that combined professionally written manuals and lesson plans with one-on-one training with professional trading mentors. F10 had signed exclusive licensing agreements with authors of high quality trading manuals. On November 1, 2002, F10 closed its operations in the stock training education field. F10 had also operated a stock trading office in Draper, Utah. This office was closed in October of 2002. In the current quarter, F10 has decided to start selling stock training tutorials again to supplement its oil and gas revenues. F10 recently hired a new President of CMM who will be paid on a commission-only basis. As of September 30, 2003, sales efforts had not yet commenced.

On November 1, 2002, F10 reentered the development stage until it completed its first oil and gas investment on March 1, 2003. This investment was made in a joint venture with six producing wells and F10 began reporting oil and gas revenues and was no longer in the development stage.

The operations of F10 in its stock-trading and tutorials business are shown as discontinued business operations in the consolidated financial statements.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year.


NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and six months ended September 30, 2003 and September 30, 2002 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti- dilutive and F10 is in a net loss position. For the three months ended September 30, 2003 and September 30, 2002, the weighted average number of shares outstanding totaled 12,534,161 and 36,919, respectively. For the six months ended September 30, 2003 and September 30, 2002, the weighted average number of shares outstanding totaled 10,729,876 and 34,297, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, F10 incurred a net loss of $488,215 for the six months ended September 30, 2003. F10 has incurred total losses of $3,032,218 since its inception. Therefore, the ability of F10 to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if F10 is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2003:

Furniture                                            $   1,056
Equipment                                                1,500
                                                     ---------

                                                         2,556
Less accumulated depreciation                           (  821)
                                                     ---------

                                                     $   1,735
                                                     =========

NOTE 5 -   NOTES PAYABLE

During the period from inception through June 2003, F10 has issued promissory notes to third parties totaling $766,500 under various private placements. The notes have interest rates from 10-12% per annum and have terms varying from 120 days to 12 months from the date of issuance. Some of these notes contained a detachable stock purchase warrant. All warrants have either expired or been written off due to a one for three hundred reverse stock split effectuated by F10 in December of 2002. The principal balance on the remaining notes totals $424,383 as of September 30, 2003.

In the quarter ended June 30, 2003, F10 issued 1,185,000 shares of its restricted common stock and entered into new note agreements totaling $55,000 to settle total debts of $332,156, including accrued interest.

As of September 30, 2003, F10 was in default on notes with a principal balance totaling $275,000.

NOTE 6 - SUBSEQUENT EVENTS

SEC v. David M. Wolfson, United States District Court, District of Utah, Central Division, Case No. 2:03- CV-0914K.

         On October 16, 2003, the Securities and Exchange Commission through its Salt Lake City, Utah, office filed a complaint in the United States District Court for the District of Utah against 21 defendants including F10 Oil & Gas Properties, Inc., Jon H. Marple, the former Chief Executive Officer of F10, Mary
E. Blake, the former President of F10, Jon R. Marple, a consultant to F10 and Grateful Internet Associates, LLC, a Colorado limited liability company owed by Jon R. Marple. The complaint alleges that overseas investors were defrauded by a scheme organized by defendants David Wolfson, Gino Carlucci and Sukumo Ltd. to sell securities in five United States-based issuers including F10. F10, with its former officers Jon H. Marple and Mary E. Blake, are alleged to have made false or incomplete filings with the SEC and to have manipulated the price of F10's securities in violation of the antifraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the issuer reporting provision of Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act.

The complaint seeks the entry of a preliminary and permanent injunction against all defendants including F10 and its former officers, Jon H. Marple and Mary E. Blake, including the return of "ill gotten" gains, and seeks asset freezes against 16 of the defendants including F10 and its former officers.

F10's bank account with a balance of approximately $60,000 is currently frozen.

The court has scheduled a December 2003 hearing on the SEC's application for a preliminary injunction.

Management of F10 believes that F10 has meritorious defenses to the complaint and intends to vigorously defend the action.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                       (Period Ending September 30, 2003)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in F10's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine F10's future results are beyond the ability of F10 to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to F10, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. F10 disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations -

Revenues
         F10 reported total revenues of $8,964 from its oil investments in the six months ended September 30, 2003. This revenue was generated by the Cowboy Baker and Hancock Barnett Shale joint ventures in which F10 holds an ownership interest. Both of these joint ventures are managed by the Lexus Energy Group, based in Dallas, Texas. The oil and gas revenues of F10 in the quarter ended September 30, 2003 was $7,371.

         F10 was not involved in the oil and gas industry in 2002. However, F10 reported total revenues of $104,358 and $207,476 in the three and six months ended September 30, 2002, respectively. These revenues were made up from commission revenues from trading and from the sales of the educational materials offered by Capital Market Mentors, Inc., a wholly owned subsidiary, and are now included in the loss incurred in discontinued business.

Cost of Sales
         The cost of oil sales for the three and six months ended September 30, 2003 was $1,177 and $1,508, respectively. These cost of sales were incurred by the Cowboy Baker and Hancock Barnett Shale joint ventures in which F10 holds ownership interests. F10's gross profit for the three and six months was $6,194 and $7,456, respectively.

         The cost of sales for the quarter and six months ended September 30, 2002 were $54,559 and $93,974, respectively. This produced gross profits of $49,799 and $113,502, respectively. The cost of sales and gross profit for the quarter and six months ended September 30, 2002 are included as part of the loss incurred in discontinued business line of the financial statements herein.

General and Administrative Expenses

         General and administrative expenses in the quarter and six-month periods ended September 30, 2003 totaled $211,097 and $391,545, respectively. Of the expenses in the current quarter, amounts paid for officer's salaries and consultants represented the largest portions of expenses. F10 incurred consulting expenses of $77,739 in the current quarter. This amount was primarily paid in stock and represented 36.8% of total general and administrative expenses. F10 also accrued and paid $79,500 in salaries to officers. Of the current quarter's officer's salaries, $45,000 represents amounts paid in stock. The officer's salaries for the quarter represented 37.7% of total general and administrative costs. In the six months ended September 30, 2003, F10 incurred consulting fees of $159,441 and officer's salaries of $139,500. These amounts represented 40.7% and 35.6% of total general and administrative costs, respectively.

         General and administrative expenses in the three-month and six-month periods ended September 30, 2002 totaled $530,574 and $972,922, respectively. Of the expenses in these periods, amounts paid for consultants represented the largest portion of expenses. F10 incurred consulting fees of $269,529 and $444,681 in the current quarter and six-month period, respectively. These amounts were primarily paid in stock and represented 50.8% and 45.7% of total General & Administrative expenses, respectively. The general and administrative expenses for the quarter and six-months ended September 30, 2002 are included as part of the loss incurred in discontinued business line of the financial statements herein.

Interest Expense

         F10 incurred interest expense of $32,852 in the quarter ended September 30, 2003 and $104,126 in the six-months ended on September 30, 2003. F10 reached settlements with a number of note holders and this has decreased interest expense in the current quarter compared to that in the prior quarter. F10 incurred interest expense of $63,715 in the quarter ended September 30, 2002. Interest expense for the six-month period ended September 30, 2002 was $109,469. The current quarter's interest expense represents a decrease of 48.4% from the interest expense incurred in the same quarter of 2002. This decrease represents the lower average debt balance of F10.

Net Loss

            F10's net loss for the quarter was $237,755. This represents a net loss per share of $(0.02) per share. The net loss is 55.8% less than the loss from the quarter ended September 30, 2002 which was $538,073. The loss in the quarter ended September 30, 2002 represented a loss per share of $(14.57). F10's net loss in the current quarter compared with the loss in the quarter ended September 30, 2002 is a result of decreased general and administrative costs. F10's previous line of business required a higher level of staffing and thus a higher salary expense.

         F10's net loss for the six months ended September 30, 2003 was $488,215. This represents a net loss per share of $(0.05) per share. The net loss is 49.5% less than the loss from the six-months ended September 30, 2002 which was $967,179. The loss in the six-months ended September 30, 2002 represented a loss per share of $(28.20).

Liquidity and Capital Resources
         During the six-months ended September 30, 2003 net cash used by operating activities was $354,734. F10 supported this operating loss through the issuance of restricted stock issued under an offering under Regulation S of the Securities Exchange Act.

         F10's current assets as of September 30, 2003 were $250,307 and its current liabilities equaled $513,010, generating a net working capital deficit of $262,703.

         During the six-months ended September 30, 2002 F10 used net cash of $68,479 in its operating activities. These operating activities have been discontinued. F10 supported this operating loss through the issuance of notes under private placements.


ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         Two note holders who each loaned F10 $50,000 on February 1, 2002 have retained an attorney to negotiate a settlement with F10. The aggregate amount owed to these individuals as of September 30, 2003 was $132,500, including accrued interest. F10 was in negotiations with the note holders' attorney but has not been in contact with the attorney since August of 2003.

SEC v. David M. Wolfson, United States District Court, District of Utah, Central Division, Case No. 2:03- CV-0914K.

         On October 16, 2003, the Securities and Exchange Commission through its Salt Lake City, Utah, office filed a complaint in the United States District Court for the District of Utah against 21 defendants including F10 Oil & Gas Properties, Inc., Jon H. Marple, the former Chief Executive Officer of F10, Mary
E. Blake, the former President of F10, Jon R. Marple, a consultant to F10 and Grateful Internet Associates, LLC, a Colorado limited liability company owed by Jon R. Marple. The complaint alleges that overseas investors were defrauded by a scheme organized by defendants David Wolfson, Gino Carlucci and Sukumo Ltd. to sell securities in five United States-based issuers including F10. F10, with its former officers Jon H. Marple and Mary E. Blake, are alleged to have made false or incomplete filings with the SEC and to have manipulated the price of F10's securities in violation of the antifraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange

         Act of 1934 and Rule 10b-5 promulgated thereunder, the issuer reporting provision of Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act.

         The complaint seeks the entry of a preliminary and permanent injunction against all defendants including F10 and its former officers, Jon H. Marple and Mary E. Blake, including the return of "ill gotten" gains, and seeks asset freezes against 16 of the defendants including F10 and its former officers.

         F10's bank account with a balance of approximately $60,000 is currently frozen.

         The court has scheduled a December 2003 hearing on the SEC's application for a preliminary injunction.

         F10 believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

F10 made the following sales of unregistered securities during the quarter ended September 30, 2003:

Common Stock

(a) In August 2003, F10 issued 15,000 shares of its restricted common stock to one entity as part of a payment of a purchase option for an interest in an oil well. The stock was issued at a price of $.10 per share. F10 relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

(b) In September 2003, F10 issued 200,000 shares of its restricted common stock to Charles H. Blake, Jr. as part of his compensation to assume the duties as President of F10. The stock was issued at a price of $.10 per share. F10 relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

(c) In September 2003, F10 issued 250,000 shares of its restricted common stock to Max Campbell, an officer and director, to compensate him to assume the duties of President of Capital Market Mentors, Inc., a wholly owned subsidiary ("CMM"). Mr. Campbell is to resume the sales of the CMM stock tutorials. The stock was issued at a price of $.10 per share. F10 relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by
Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

     * Neither F10 or any person acting on behalf of F10 solicited any offer to buy or sell the securities by any form of general solicitation or advertising;

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

In December 2002, F10 issued 10,000,000 shares of its restricted common stock to the Sukumo Group. The stock was delivered to an escrow agent to be disbursed at the request of the Sukumo Group and F10 under the terms of an Offshore Stock Purchase Agreement and subject to a Finders Fee Agreement with Feng Shui Consulting (later amended to change the Finders Fee Agreement to be between F10 and Nu Way Consulting). During the quarter ended September 30, 2003, 1,632,324 shares were distributed under the terms of the agreements. The Agreement with the Sukumo Group was cancelled on September 5, 2003. Through September 30, 2003, a total of 4,517,691 shares of the stock were distributed and the remaining shares (5,482,309) have been returned to F10. During the quarter ended September 30, 2003, F10 received net proceeds of $318,169, or $0.195 per share. Since the beginning of the offering, F10 has received net proceeds of $738,837, or $0.164 per share. The terms of the Offshore Stock Purchase Agreement call for Sukumo to pay a price of 12.5% of the bid price of the F10 common stock on the date that Sukumo notifies the escrow agent of its intent to purchase the stock. Under the terms of the Finders Fee Agreement, NuWay receives 17.5% of the current bid price on the F10 stock. F10 is also required to pay a finders fee of 10% of the net amount that it receives to Jon Richard Marple, under the terms of his consulting agreement with F10 dated February 1, 2002. Jon Richard Marple is the son of a director of F10 and provided F10 with an introduction to the parties who arranged this financing. F10 has not received a complete accounting of the Sukumo transaction so the exact amount of finder's fees to NuWay cannot be determined. Additionally, due to the lack of proper accounting by the escrow agent, F10 is not sure if it is due additional funds under the terms of the Sukumo Agreement. F10 paid $30,894 to Jon Richard Marple under the terms of his consulting agreement.

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

Item 3 - Defaults Upon Senior Securities

         As of September 30, 2003, F10 was in default on notes with a principal balance totaling $275,000.


Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

     On July 23, 2003, Jon H. Marple resigned as the F10's Chief Executive Officer due to his personal health concerns. Mary E. Blake also resigned in her capacity as President of F10. On this same date, the Board of Directors appointed Charles H. Blake, Jr. to the position of President of F10. Charles H. Blake, Jr. is the brother of Mary E. Blake.

     On August 13, 2003, Jon H. Marple resigned as a director of F10 and was replaced by Charles H. Blake, Jr.

     On August 15, Mary E. Blake resigned as a director of F10 and was replaced by Max Campell.

     On October 7, 2003, Charles H. Blake, Jr. resigned as President and director of F10. He was replaced by Michael Meservy.

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

                                   SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     F10 Oil & Gas Properties, Inc.




Dated:   November 19, 2003           /s/ Michael Meservy_____________
                                     Chief Executive Officer and
                                     Chief Financial Officer

Exhibit 31.1 CEO Certification

I, Michael Meservy, certify that:

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


Date: November 19, 2003


/s/ Michael Meservy
Michael Meservy
Chief Executive Officer

Exhibit 31.2 CFO Certification

I, Michael Meservy, certify that:

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

Date: November 19, 2003



/s/ Michael Meservy
Michael Meservy
Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of F10 Oil & Gas Properties, Inc. (the "Company") for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Michael Meservy, Chief Executive Officer and Chief Financial Officer of F10 Oil & Gas Properties, Inc., certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2003

                                      /s/ Michael Meservy
                                      Michael Meservy
                                      Chief Executive Officer

                                      /s/ Michael Meservy
                                      Michael Meservy
                                      Chief Financial Officer