Form 10QSB
period 2003-12-31
GFY FOODS INC
filed 2004-02-17
CIK 1145421

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ______________________

                                   FORM 10-QSB
                             ______________________


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               ___________________

                         Commission file number 0-33029

                                 GFY FOODS, INC.
            Incorporated pursuant to the Laws of the State of Nevada
                               ___________________

        Internal Revenue Service - Employer Identification No. 87-0382438

                                497 LaSalle Lane
                          Buffalo Grove, Illinois 60089
                                 (847) 353-7554
                                 --------------
      Address of principal executive offices and Issuer's Telephone Number

                               903 West Montgomery
                                   Suite 4311
                                Willis, TX 77378
                                ----------------
             Former name and address of principal executive offices

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]            No [_]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on February 12, 2004, was 439,266,161.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                3

         BALANCE SHEET AS OF DECEMBER 31, 2003                                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED
           DECEMBER 31, 2002 AND DECEMBER 31, 2003                             4

         CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED
           DECEMBER 31, 2002 AND DECEMBER 31, 2003                             5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED
           DECEMBER 31, 2002 AND DECEMBER 31, 2003                             6

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FROM
           JULY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003                 7

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                  9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          12

         ITEM 3. CONTROLS & PROCEDURES                                        14

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            14

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    15

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

         ITEM 5. OTHER INFORMATION                                            15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURE                                                                     16

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS FOR PERIOD ENDING DECEMBER 31, 2003.

                                 GFY FOODS, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                   (UNAUDITED)



                                                               December 31, 2003
                                                               -----------------
                                                                  (Unaudited)
ASSETS

Current assets:
     Cash                                                         $    62,256
     Oil revenues receivable                                            4,300
     Prepaid interest                                                  12,020
                                                                  ------------
         Total current assets                                          78,576
                                                                  ------------

Property and equipment, net                                                 0

Oil and gas investments                                                75,000
                                                                  ------------
TOTAL ASSETS                                                      $   153,576
                                                                  ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $   126,440
     Accrued interest                                                  47,211
     Notes payable, net of discounts of $31,109                       370,111
     Payable to shareholders                                           61,009
                                                                  ------------
         Total current liabilities                                    604,771
                                                                  ------------

         Long-term portion of notes payable                            20,000
                                                                  ------------

         Total liabilities                                            624,771
                                                                  ------------
Shareholders' deficit:
     Preferred stock, no par value; 50,000,000
       shares authorized and no shares outstanding                        -0-
     Common stock, par value $0.001 per share;
       75,000,000 shares authorized; 12,916,161
       shares issued and
       outstanding as of December 31, 2003                             12,916
     Additional paid-in capital                                     2,854,949
     Accumulated deficit                                           (3,339,060)
                                                                  ------------
     Total shareholders' deficit                                     (471,195)
                                                                  ------------
     Total liabilities and shareholders' deficit                  $   153,576
                                                                  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS       THREE MONTHS
                                                  ENDED             ENDED
                                            DECEMBER 31, 2003  DECEMBER 31, 2002
                                            -----------------  -----------------
Net revenues                                  $      5,789       $         --

Cost of sales                                          799                 --
                                              -------------      -------------
Gross profit                                         4,990                 --

General and administrative expenses                306,936                 --
                                              -------------      -------------

Loss from operations                              (301,946)                --

Gain (Loss) on securities sales                         --              4,023
Forgiveness of debt income                          27,040                 --
Loss from abandonment of assets                         --            (88,222)
Interest expense                                   (31,936)           (63,083)
Loss incurred in discontinued business                  --           (272,515)
                                              -------------      -------------

Loss before provision for income taxes            (306,842)          (419,797)
                                              -------------      -------------

Provision for income taxes                               0                  0
                                              -------------      -------------

Net loss                                          (306,842)          (419,797)
                                              =============      =============

Basic net loss per weighted share             $      (0.02)      $      (9.54)

Basic weighted average shares outstanding       12,916,161             44,024



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               NINE MONTHS       NINE MONTHS
                                                  ENDED             ENDED
                                            DECEMBER 31, 2003  DECEMBER 31, 2002
                                            -----------------  -----------------
Net revenues                                   $    14,752       $        --

Cost of sales                                        2,307                --
                                               ------------      ------------
Gross profit                                        12,445                --

General and administrative expenses                698,480                --
                                               ------------      ------------

Loss from operations                              (686,035)               --

Gain (Loss) on securities sales                         --             4,023
Forgiveness of debt income                          27,040                --
Loss from abandonment of assets                         --           (88,222)
Interest expense                                  (136,062)         (172,554)
Loss incurred in discontinued business                  --        (1,130,224)
                                               ------------      ------------

Loss before provision for income taxes            (795,057)       (1,386,977)
                                               ------------      ------------

Provision for income taxes                               0                 0
                                               ------------      ------------

Net loss                                          (795,057)       (1,386,977)
                                               ============      ============

Basic net loss per weighted share              $     (0.07)      $    (36.66)

Basic weighted average shares outstanding       11,458,638            37,829


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                           GFY FOODS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                      For the nine months   For the nine months
                                                              ended                 ended
                                                       December 31, 2003     December 31, 2002
                                                      -------------------   -------------------
Cash flows from operating activities:
  Net loss                                            $   (795,057)         $   (1,386,977)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Depreciation                                                   239                   3,485
Amortization of discounts on notes payable
        and deferred issuance costs                         50,894                 109,215
Expenses paid with stock                                    84,000                 172,020
Chages in operating assets and liabilities:
Prepaid expenses                                           282,395                 352,940
Accounts payable                                           (40,741)                 54,135
Accounts receivable                                         (3,935)                 13,830
Stock subscription receivable                                    0                  43,486
Deferred expenses                                           (5,411)                 (5,552)
Accrued expenses                                            28,183                  44,622
Deposits                                                         0                   6,757
                                                        -----------             -----------

  NET CASH USED IN OPERATING ACTIVITIES                   (399,433)               (592,039)
                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                        1,415                  30,401
Investment                                                 (65,000)                      0
Inventory                                                        0                  23,795
                                                        -----------             -----------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                (63,585)                 54,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                       505,466                   4,250
Proceeds from notes payable, net of issuance costs               0                 534,935
Repayment of loans                                         (81,680)               (111,470)
Payments on capital lease                                        0                  (3,240)
Increase in amounts owed to officer                         48,192                 128,958
                                                        -----------             -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                471,978                 553,433
                                                        -----------             -----------

Net increase (decrease) in cash                              8,960                  15,590

Cash, at beginning of period                                53,296                 (14,274)
                                                        -----------             -----------

Cash, at end of period                                      62,256                   1,316
                                                        ===========             ===========


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


                                                          GFY FOODS, INC.

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                            (UNAUDITED)

                                               COMMON                PREFERRED
                                                STOCK                  STOCK                  ADDITIONAL
                                                                                                PAID-IN     ACCUMULATED
                                                SHARES     AMOUNT     SHARES       AMOUNT       CAPITAL       DEFICIT      TOTAL
                                             ----------- ---------  -----------  -----------  -----------  ------------ ------------
Stock issued to founder on 7/15/01             6,090,000 $   6,090           --           --  $    (6,090) $        --  $        --

Stock issued in September and October
   2001 for notes payable                        310,000       310           --           --       69,337           --       69,647

Value of warrants issued in
  conjunction with notes payable                      --        --           --           --      111,080           --      111,080

Shares issued in Petrex merger                   445,854       446           --           --         (446)          --           --

Officers compensation deemed contribution
   to capital                                         --        --           --           --       25,990           --       25,990

Value of warrants issued to consultant                --        --           --           --       10,000           --       10,000

Stock Issued for services in year ended
  March 31, 2002                               3,006,056     3,006           --           --      741,110           --      744,116

Net loss for year ended March 31, 2002                --        --           --           --           --     (813,640)    (813,640)
                                             ----------- ---------  -----------  -----------  -----------  ------------ ------------

Value of warrants issued in
  conjunction with notes payable                      --        --           --           --       86,559           --       86,559

Stock issued in private placement                 14,286        14           --           --        4,236           --        4,250

Stock sold under option agreements in quarter
   ended September 30, 2002                      600,000       600           --           --         (600)          --           --

Stock issued for services from April 1, 2002
  through December 2, 2002                     2,841,000     2,841           --           --      277,571           --      280,412

Preferred stock issued in rescinded
acquisition                                           --        --    4,200,000    4,200,000   (4,200,000)          --           --

Preferred stock cancelled upon rescission             --        --   (3,800,000)  (3,800,000)          --      800,000           --

Adjustment for 300 to 1 reverse stock split  (13,262,839)  (13,263)          --           --       13,263           --           --

Rounding for reverse stock split                     713         1           --           --           (1)          --           --

Stock subscription receivable                 10,000,000    10,000           --           --           --           --       10,000

                                                            (continued)


                                                          GFY FOODS, INC.

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                            (UNAUDITED)

                                               COMMON                PREFERRED
                                                STOCK                  STOCK                  ADDITIONAL
                                                                                                PAID-IN     ACCUMULATED
                                                SHARES     AMOUNT     SHARES       AMOUNT       CAPITAL       DEFICIT      TOTAL
                                             ----------- ---------  -----------  -----------  -----------  ------------ ------------

Stock issued for services from December 2002
   through March 31, 2003                      1,369,400     1,369           --           --      159,406           --      160,775

Stock issued to officer in exchange for debt   2,000,000     2,000           --           --       18,000           --       20,000

Stock issued in exchange for debt                360,000       360           --           --       62,640           --       63,000

Conversion of preferred stock into common        600,000       600     (400,000)    (400,000)     399,400           --           --

Proceeds of stock subscription received       (2,110,000)       --           --           --      268,371           --      268,371
                                               2,110,000        --           --           --       (2,110)          --       (2,110)

Net loss for period ended March 31, 2003              --        --           --           --           --   (1,730,364)  (1,730,364)
                                             ----------- ---------  -----------  -----------  -----------  ------------ ------------

Stock issued to retire options                   500,000       500           --           --         (500)          --           --

Stock issued in exchange for debt              1,385,000     1,385           --           --      302,814           --      304,199

Stock issued for services from April - Sept
  2003                                           625,000       625           --           --       61,875           --       62,500

Stock issued to officer in exchange for debt   1,500,000     1,500           --           --      148,500           --      150,000

Proceeds of stock subscription received       (2,407,691)       --           --           --      505,466           --      505,466
                                               2,407,691        --           --           --       (2,408)          --       (2,408)

Cancellation of remaining Regulation S
offering                                      (5,482,309)   (5,482)          --           --           --           --       (5,482)
Cancellation of stock                             (1,000)       (1)          --           --            1           --           --
Stock issued for purchase option                  15,000        15           --           --        1,485           --        1,500

Net loss for nine months ended December 31,
  2003                                                --        --           --           --           --     (795,056)    (795,056)
                                             ----------- ---------  -----------  -----------  -----------  ------------ ------------
Balance at December 31, 2003                  12,916,161 $  12,916  $        --  $        --  $ 2,854,949  $(3,339,060) $  (471,195)
                                             =========== =========  ===========  ===========  ===========  ============ ============

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.

                                 GFY FOODS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

GFY Foods, formerly F10 Oil & Gas Properties, Inc. and Force 10 Trading, Inc., (hereinafter referred to as "GFY" or "F10"), is a company that invests in oil and natural gas exploration and oil and natural gas producing properties. On January 7, 2004, GFY acquired GFY, Inc., a company that owns and operates a fruit juice smoothie and food restaurant in Buffalo Grove, Illinois. GFY will continue to explore investment opportunities in the oil and natural gas exploration arena, but will change the primary focus of its business to restaurant operation and expansion. Starting on January 1, 2004, all oil and gas income and expenses will be treated as investment income and expense.

From July 15, 2001 through November 1, 2002 GFY, through its subsidiary Capital Market Mentors, Inc. ("CMM"), had offered stock-trading tutorials designed to educate students in a comprehensive course in stock trading that combined professionally written manuals and lesson plans with one-on-one training with professional trading mentors. GFY had signed exclusive licensing agreements with authors of high quality trading manuals. On November 1, 2002, GFY closed its operations in the stock training education field. GFY had also operated a stock trading office in Draper, Utah. This office was closed in October of 2002.

On November 1, 2002, GFY reentered the development stage until it completed its first oil and gas investment on March 1, 2003. This investment was made in a joint venture with six producing wells and GFY began reporting oil and gas revenues and was no longer in the development stage.

The operations of GFY in its stock-trading and tutorials business are shown as discontinued business operations in the consolidated financial statements.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and nine months ended December 31, 2003 and December 31, 2002 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and GFY is in a net loss position. For the three months ended December 31, 2003 and December 31, 2002, the weighted average number of shares outstanding totaled 12,916,161 and 44,024, respectively. For the nine months ended December 31, 2003 and December 31, 2002, the weighted average number of shares outstanding totaled 11,458,638 and 37,829, respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, GFY incurred a net loss of $795,057 for the nine months ended December 31, 2003. GFY has incurred total losses of $3,339,060 since its inception. Therefore, the ability of GFY to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if GFY is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

GFY no longer held any property and equipment as of December 31, 2003. Property with a net book value of $1,415 was distributed out to a former officer as partial payment of amounts owed to him.

NOTE 5 - NOTES PAYABLE

During the period from inception through June 2003, GFY issued promissory notes to third parties totaling $766,500 under various private placements. The notes have interest rates from 10-12% per annum and have terms varying from 120 days to 12 months from the date of issuance. Some of these notes contained a detachable stock purchase warrant. All warrants have either expired or been written off due to a one for three hundred reverse stock split effectuated by GFY in December of 2002. The principal balance on the remaining notes totals $421,220 as of December 31, 2003.

In the quarter ended June 30, 2003, GFY issued 1,185,000 shares of its restricted common stock and entered into new note agreements totaling $55,000 to settle total debts of $332,156, including accrued interest.

As of December 31, 2003, GFY was in default on notes with a principal balance totaling $320,600.

The long-term portion of the notes payable is all due by July 1, 2005.

NOTE 6 - LEGAL ISSUES

SEC v. David M. Wolfson, United States District Court, District of Utah, Central
--------------------------------------------------------------------------------
Division, Case No. 2:03-CV-0914K.
---------------------------------

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

GFY's bank account with a balance of $60,102 is currently frozen.

Management of GFY believes that GFY has meritorious defenses to the complaint and intends to vigorously defend the action.

NOTE 7 - SUBSEQUENT EVENTS

On January 7, 2004, GFY entered into an Agreement and Plan of Reorganization (the "Merger Agreement") to acquire all of the one thousand (1,000) outstanding shares of common stock in GFY, Inc., a Nevada corporation. The Merger Agreement was closed on January 12, 2004. GFY owns and operates a fruit juice smoothie and food restaurant located in Buffalo Grove, Illinois.

Under the terms of the Merger Agreement, GFY issued a total of 20,000,000 shares of its restricted $0.001 par value common stock to the shareholders of GFY. As a result, immediately after the Merger Agreement the former shareholders of GFY owned a total of 60.76% of the Registrant's outstanding stock.

Immediately after the closing of the Merger Agreement, Michael Meservy resigned as president of the Registrant and both Mr. Meservy and Max Campbell have resigned as directors of the Registrant. The new board consists of Ed Schwalb, who is also the new president of the Registrant.

Stock Issuances
---------------

After the end of the quarter ended December 31, 2003, GFY has issued a total of 426,350,000 shares of its common stock. The issuances are summarized as follows:

            Acquisition of GFY, Inc.                                 20,000,000

            Employment contract of new company president            250,000,000

            Settlement of loans                                     128,000,000

            Net issuances for services rendered                      28,350,000
                                                                 ---------------
            TOTAL SHARES ISSUED                                     426,350,000
                                                                 ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                        (Period Ending December 31, 2003)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in GFY's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine GFY's future results are beyond the ability of GFY to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to GFY, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. GFY disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.


Results of Operations -

Revenues

         GFY reported total revenues of $14,752 from its oil investments in the nine months ended December 31, 2003. This revenue was generated by the Cowboy Baker and Hancock Barnett Shale joint ventures in which GFY holds an ownership interest. Both of these joint ventures are managed by the Lexus Energy Group, based in Dallas, Texas. The oil and gas revenues of GFY in the quarter ended December 31, 2003 was $5,789.

         GFY was not involved in the oil and gas industry in 2002. However, GFY reported total revenues of $4,111 and $213,297 in the three and nine months ended December 31, 2002, respectively. These revenues were made up from commission revenues from trading and from the sales of the educational materials offered by Capital Market Mentors, Inc., a wholly owned subsidiary, and are now included in the loss incurred in discontinued business.

Cost of Sales

         The cost of oil sales for the three and nine months ended December 31, 2003 was $799 and $2,307, respectively. These cost of sales were incurred by the Cowboy Baker and Hancock Barnett Shale joint ventures in which F10 holds ownership interests. GFY's gross profit for the three and nine months was $4,990 and $12,445, respectively.

         The cost of sales for the quarter and nine months ended December 31, 2002 were $9,477 and $103,451, respectively. This produced gross profits of $(5,336) and $109,846, respectively. The cost of sales and gross profit for the quarter and nine months ended December 31, 2002 are included as part of the loss incurred in discontinued business line of the financial statements herein.

General and Administrative Expenses

         General and administrative expenses in the quarter and nine-month periods ended December 31, 2003 totaled $306,936 and $698,480, respectively. Of the expenses in the current quarter, amounts paid for consultants represented the largest portions of expenses. GFY incurred consulting expenses of $244,074 in the current quarter. This amount represented 79.5% of total general and administrative expenses. Consulting expenses for the quarter included $180,299 of prepaid consulting expense that was written off in the current quarter. With the change GFY's line of business, these consultants are no longer performing services on behalf of the Company.

         In the nine months ended December 31, 2003, GFY incurred consulting fees of $403,514. This amount represented 57.8% of total general and administrative costs.

         General and administrative expenses in the three-month and nine-month periods ended December 31, 2002 totaled $267,149 and $1,240,070, respectively. Of the expenses in these periods, amounts paid for consultants represented the largest portion of expenses. GFY incurred consulting fees of $203,946 and $648,627 in the current quarter and nine-month period, respectively. These amounts were primarily paid in stock and represented 76.3% and 52.3% of total General & Administrative expenses, respectively. The general and administrative expenses for the quarter and nine-months ended December 31, 2002 are included as part of the loss incurred in discontinued business line of the financial statements herein.

Interest Expense

         GFY incurred interest expense of $31,936 in the quarter ended December 31, 2003 and $136,062 in the nine-months ended on December 31, 2003. GFY incurred interest expense of $63,083 in the quarter ended December 31, 2002. Interest expense for the nine-month period ended December 31, 2002 was $172,554. The current quarter's interest expense represents a decrease of 49.4% from the interest expense incurred in the same quarter of 2002. This decrease represents the lower average debt balance of GFY.

Net Loss

         GFY's net loss for the quarter was $306,842. This represents a net loss per share of $(0.02) per share. The net loss is 26.9% less than the loss from the quarter ended December 31, 2002 which was $419,797. The loss in the quarter ended December 31, 2002 represented a loss per share of $(9.54). GFY's net loss in the current quarter compared with the loss in the quarter ended December 31, 2002 is a result of decreased general and administrative costs. GFY's previous line of business required a higher level of staffing and thus a higher salary expense.

         GFY's net loss for the nine months ended December 31, 2003 was $795,057. This represents a net loss per share of $(0.07) per share. The net loss is 42.7% less than the loss from the nine-months ended December 31, 2002 which was $1,386,977. The loss in the nine-months ended December 31, 2002 represented a loss per share of $(36.66).

Liquidity and Capital Resources

         During the nine-months ended December 31, 2003 net cash used by operating activities was $399,433. GFY supported this operating loss through the issuance of restricted stock issued under an offering under Regulation S of the Securities Exchange Act.

         GFY's current assets as of December 31, 2003 were $78,576 and its current liabilities equaled $604,771, generating a net working capital deficit of $526,195. Further, of GFY's current assets, $60,102 in cash is frozen by the SEC and is currently not accessible by GFY.

         During the nine-months ended December 31, 2002 GFY used net cash of $592,039 in its operating activities. These operating activities have been discontinued. In 2002, GFY supported this operating loss through the issuance of notes under private placements.


ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Two note holders who each loaned GFY $50,000 on February 1, 2002 have retained an attorney to negotiate a settlement with GFY. The aggregate amount owed to these individuals as of December 31, 2003 was $127,250, including accrued interest. GFY was in negotiations with the note holders' attorney but has not been in contact with the attorney since August of 2003.

SEC v. David M. Wolfson, United States District Court, District of Utah, Central
--------------------------------------------------------------------------------
Division, Case No. 2:03-CV-0914K.
---------------------------------

         On October 16, 2003, the Securities and Exchange Commission through its Salt Lake City, Utah, office filed a complaint in the United States District Court for the District of Utah against 21 defendants including F10 Oil & Gas Properties, Inc., Jon H. Marple, the former Chief Executive Officer of F10, Mary
E. Blake, the former President of F10, Jon R. Marple, a consultant to F10 and Grateful Internet Associates, LLC, a Colorado limited liability company owed by Jon R. Marple. The complaint alleges that overseas investors were defrauded by a scheme organized by defendants David Wolfson, Gino Carlucci and Sukumo Ltd. to sell securities in five United States-based issuers including F10. F10, with its officers Jon H. Marple and Mary E. Blake, are alleged to have made false or incomplete filings with the SEC and to have manipulated the price of F10's securities in violation of the antifraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange.

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

         GFY's bank account with a balance of $60,102 is currently frozen.

         GFY believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.


ITEM 2 - CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

         GFY made no sales of unregistered securities during the quarter ended December 31, 2003.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         As of December 31, 2003, GFY was in default on notes with a principal balance totaling $320,600. The accrued interest on these notes is $47,211. The new management of GFY is currently in negotiation with several of the note holders and anticipates offering settlement agreements to all of the note holders.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer of GFY Foods, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer of GFY Foods, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of GFY Foods, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)      Reports on Form 8-K

         None.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GFY Foods, Inc.




Dated:   February 17, 2004                  /s/ Edward Schwalb
                                            ---------------------------------
                                            Chief Executive Officer and Chief
                                            Financial Officer