Form 10KSB
period 2004-03-31
GFY FOODS INC
filed 2004-07-14
CIK 1145421

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended: March 31, 2004
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:              to
                                          -----------    --------------

Commission file number:  0-33029

                                 GFY FOODS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                  87-0382438
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

601 Deerfield Parkway
Buffalo Grove, IL                                                60089
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:  (847) 353-7554
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.001
                              (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended March 31, 2004, its most recent fiscal year, were $26,806.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,097,333 based on a closing price of $0.0005 on June 16, 2004. The number of shares of the registrant's common stock outstanding as of June 16, 2003 was 7,999,665,161.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
--------------------------------------------------------------------------------
                                     PART I.

Item 1.   Description of Business                                             4

Item 2.   Description of Property                                             6

Item 3.   Legal Proceedings                                                   6

Item 4.   Submission of Matters to a Vote of Security Holders                 6

                                    PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                                 7

Item 6.   Management's Discussion and Analysis or Plan of Operation           8

Item 7.   Financial Statements                                               12

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                22

Item 8A.  Controls and Procedures                                            23

                                    PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  23

Item 10.  Executive Compensation                                             24

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          And Related Stockholder Matters                                    25

Item 12.  Certain Relationships and Related Transactions                     25

                                    PART IV.

Item 13.  Exhibits and Reports on Form 8-K                                   26

Item 14.  Principal Accountant Fees and Services                             26

                                     PART I.

Note Regarding Forward Looking Information

This Annual Report on Form 10-KSB ("10-KSB") contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only GFY's opinion as of the date of this 10-KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

GFY Foods, Inc. ("GFY" or the "Registrant") is a company that owns and operates a food and beverage restaurant in Buffalo Grove, Illinois. The restaurant is a Frullati Cafe franchisee of Kahala Corp. In April of 2004, GFY acquired a second Frullati franchise in Elkhart, Indiana. In May of 2004, GFY signed an agreement to acquire a third Frullati franchise in Willowbrook, Illinois. GFY intends on acquiring additional Frullati franchises and is pursuing other acquisition candidates in the food and beverage industry.

Until January of 2004, GFY was focused on investing in oil and natural gas exploration and oil and natural gas producing properties. GFY continues to hold oil and gas joint venture interests. GFY now considers these holdings as investments and has included the net income from these ventures as investment income. The activity from the oil and gas operations from April 1 through December 31, 2003 have been included in discontinued operations in the current financial statements.

BACKGROUND

GFY was originally organized in the State of Utah on May 13, 1981, under the name Oro Rico, Ltd. On August 16, 1994, Oro Rico merged into Tierra Rica, Ltd., a Nevada corporation organized on May 7, 1993 for the purpose of changing its domicile to the State of Nevada. In September 1994, Tierra Rica merged with Petrex Corporation, a newly formed Utah corporation, with Tierra Rica being the surviving corporation. On October 24, 1994, the company changed its name to Petrex Corporation. In November of 1998, the company changed its name from Petrex Corporation to Institute of Cosmetic Surgery, Inc. In July of 2000, the company again amended its Articles of Incorporation and changed its name back to Petrex Corporation.

The Registrant then effectuated a reverse twenty-for-one stock split and merged with Force 10 Trading, Inc., a Nevada corporation, and issued a total of 6,400,000 shares of its $0.001 par value common stock to the stockholders of Force 10. Under the terms of the merger agreement, the company changed its name to Force 10 Trading, Inc. and the existing officers and directors resigned in favor of a new management team.

On December 2, 2002, the Registrant effectuated a reverse three hundred-for-one stock split and changed its name to F10 Oil & Gas Properties, Inc.

On January 12, 2004, the Registrant acquired GFY, Inc. and changed its name to GFY Foods, Inc. The shareholders of GFY, Inc. were issued 20,000,000 shares of restricted common stock and increased its number of authorized shares of $0.001 par value common stock to 2,000,000,000 from 75,000,000.

On March 22, 2004, the Registrant increased its number of authorized shares of $0.001 par value common stock from 2,000,000,000 to 4,000,000,000.

On April 20, 2004, the Registrant amended its Articles of Incorporation to increase its number of authorized shares of $0.001 par value common stock from 4,000,000,000 to 8,000,000,000.

On June 15, 2004, the Registrant authorized a reverse two hundred and fifty-for-one split. This reverse stock split will be effective on or after July 12, 2004 and will reduce the number of shares outstanding from 7,999,665,161 to approximately 31,998,661.


BUSINESS STRATEGY

Upon the acquisition of GFY, Inc. in January 2004, GFY began focusing its efforts on the operation and acquisition of food and beverage restaurants. As of March 31, 2004, GFY owned a Frulatti franchise in Buffalo Grove, Illinois. In April of 2004, GFY acquired its second Frulatti franchise in Elkhart, Indiana. In May of 2004, GFY acquired a third Frulatti franchise in Willowbrook, Illinois. GFY is continuing to seek out additional acquisitions, both additional Frulatti franchises and other food and beverage restaurants.

The Frulatti concept is a fresh, home-style alternative to fast food. The menu includes grilled sandwiches and signature paninis that are served on bread baked at the cafe. With options for breakfast, lunch or dinner, GFY's Frulatti franchises offer quiches, soups, salads and pastries. The cafes also offer a variety of fruit smoothie drinks.

GFY believes in the importance of providing high quality foods at affordable prices that are healthy alternatives to food that is now being sold to the American public.

INDUSTRY AND COMPETITION

The business of operating juice bars serving blended fruit drinks and healthy food cafes serving sandwiches, gourmet rolled sandwiches, soups, salads, and other healthy snacks is highly competitive and fragmented. Other operators of juice bars and healthy food cafes compete for market share on a multitude of factors, the primary ones of which include strategic retail store locations and the variety and breadth of products offered. GFY believes that its main competitors within its existing markets and as it expands are two chains, Jamba Juice and Smoothie King. These national juice bar chains' outlets are primarily located in strip centers and street locations. Currently, GFY's franchises are located within health clubs. Consequently, GFY believes its store locations provide access to a more diverse and concentrated traffic flow of potential customers than do these national chains' strip centers and street locations. There are numerous other smaller regional chains of juice bars serving blended drinks and health food cafes serving both fresh sandwiches and rolled sandwiches throughout the United States that operate in both strip centers and street locations and specialty locations within airports, hospitals, office complexes and shopping malls. GFY's competitive strategy includes offering what GFY believes is a better tasting, blended fruit drink, offering healthy foods and snacks that utilize fresh ingredients, and locating its stores in high density traffic flow specialty retail locations that are convenient for the customer.

GOVERNMENTAL REGULATIONS

Except for complying with state and local ordinances governing land use and the health and safety of food service operations, GFY's principal products of fruit smoothie drinks, sandwiches, and other healthy foods, snacks and supplements are not subject to governmental approval, nor does management know of any existing or proposed regulations of its business that could have a material effect on its operations.

GFY's stores are subject to federal, state and local health regulation. The most material governmental regulations GFY is subject to are local health department requirements and regulations. GFY's operations are not directly regulated by the FDA, but the manufacturers and suppliers of its food products may be subject to FDA regulations.

GFY has not been involved in any judicial or regulatory proceedings involving any alleged violation of environmental laws, and, to the best of management's knowledge, GFY believes it is in compliance with all applicable environmental laws.

EMPLOYEES

As of March 31, 2004, GFY and its wholly owned subsidiary, GFY, Inc., employed 4 full-time employees, its Chairman and President, Edward Schwalb and three other employees at its Buffalo Grove Frullati franchise. As GFY continues to grow and acquire additional franchises, additional employees will be required in the future.

RESEARCH AND DEVELOPMENT

GFY has not expended any capital on research or development since its inception.

INTELLECTUAL PROPERTY

GFY does not directly own the rights to any intellectual property, including patents or trademarks. It does own the franchise rights for a Frulatti franchise in Buffalo Grove, Illinois.

ITEM 2.  DESCRIPTION OF PROPERTY

GFY currently leases space for its cafe and bakery in Buffalo Grove, Illinois. This space is also used for its corporate offices. The terms of the lease call for payments of $220 per month. The monthly lease amount increases to $400 from April 1, 2004 through May 31, 2008 and is $450 for the remainder of the lease term. The lease term runs through May 31, 2013.

ITEM 3. LEGAL PROCEEDINGS.

GFY, Inc. acquired the Buffalo Grove, Illinois Frullati franchise from an individual. GFY was required to make a balloon payment of $28,000 in December of 2003 under the terms of that agreement. GFY failed to make the requisite payment and, as a result, the entire balance of the note then due of approximately $61,000 was immediately payable. GFY has continued to make monthly payments on the note and, although the note holder has threatened legal action, no formal proceedings have occurred. GFY believes that as long as it continues to make monthly payments to the note holder, legal action or collection of the note will be avoided. The current balance on the note is $57,174 as of March 31, 2004.

SEC v. David M. Wolfson, United States District Court, District of Utah, Central Division, Case No. 2:03-CV-0914K.

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

GFY's bank account with a balance of $60,102 is currently frozen. This amount has been reserved against on the balance sheet as of March 31, 2004 and is no longer considered a Company asset.

Management of GFY believes that GFY has meritorious defenses to the complaint and intends to defend the action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

GFY's common stock has been traded on the Over-the-Counter Bulletin Board under the ticker symbol "GFYF" since January 26, 2004. From December 3, 2002 through January 25, 2004, the common stock traded under the ticker symbol "FTOG." From January 3, 2002 through December 2, 2002, the stock traded under the symbol "FTTI". Prior to January 3, 2002, GFY's common stock traded under the symbol "PETR" on the Pink Sheets. The range of high and low bid information as set forth below for the shares of the company's stock for the last two complete fiscal years are approximations, as reported by Nasdaq.com. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The information has been adjusted for the twenty-for-one reverse stock split effectuated by the company on January 2, 2002 and the three hundred-for-one reverse stock split effectuated by the company on December 2, 2002.

Year Ended March 31, 2004                       High           Low
-------------------------                       ----           ---

Fourth Quarter - Jan. 1 to Mar. 31, 2004        $0.55          $0.0014
Third Quarter - Oct. 1 to Dec. 31, 2003          2.25           0.25
Second Quarter - July 1 to Sept. 30, 2003        2.25           1.50
First Quarter - April 1 to June 30, 2003         1.72           1.60

Year Ended March 31, 2003                       High           Low
-------------------------                       ----           ---

Fourth Quarter - Jan. 1 to Mar. 31, 2003        $1.60          $1.25
Third Quarter - Oct. 1 to Dec. 31, 2002         30.03           1.25
Second Quarter - July 1 to Sept. 30, 2002      180.18          27.03
First Quarter - April 1 to June 30, 2002       300.30          96.10

As of June 15, 2004, GFY had 836 shareholders of record, including nominees and brokers holding street accounts. As of June 15, 2004, the last sale price for GFY's common stock on the OTC Bulletin Board was $0.0005 per share.

GFY has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. GFY intends to continue to retain any earnings to expand and develop its business.

Registrar and Transfer Agent
----------------------------

The company's registrar and transfer agent is PublicEase Stock Transfer, located at 3663 E. Sunset Road, Suite 104, Las Vegas, Nevada 89120; where its telephone number is (702) 212-8797.

Recent Sales of Unregistered Securities
---------------------------------------

GFY made the following sales of unregistered securities during the fiscal year ended March 31, 2004:

Common Stock
------------

         (a) In January 2004, GFY issued 20,000,000 shares of restricted common stock to Edward Schwalb in consideration for the acquisition of GFY, Inc. The total value of the stock was booked at par value of $20,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
         (b) In January 2004, GFY issued 250,000,000 shares of restricted common stock to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $2,500,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
         (c) In January 2004, GFY issued 28,000,000 shares of restricted common stock to a note holder in settlement of his note with a principal balance of $5,000. The payment included approximately $23,000 of interest payments. The value of this settlement was booked at par value of $28,000, or $0.001 per share. The Company relied on the exemption under Sections 4(2) of the Securities Act of 1933, as amended.

         (d) In January 2004, GFY issued 100,000,000 shares of restricted common stock to a note holder in settlement of his note with a principal balance of $50,000. The payment included approximately $50,000 of interest payments. The value of this settlement was booked at par value of $100,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
         (e) In March 2004, GFY issued 75,000,000 shares of restricted common stock to one individual for consulting services rendered to the company. The term of the consulting contract is for one year. The total value of the services was booked at $75,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
         (f) In March 2004, GFY issued 125,000,000 shares of restricted common stock to a note holder in settlement of his note with a principal balance of $50,000. The payment included approximately $75,000 of interest payments. The value of this settlement was booked at par value of $125,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
         (g) In March 2004, GFY issued 1,020,000,000 shares of restricted common stock to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $1,020,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
         (h) In March 2004, GFY issued 168,000,000 shares of restricted common stock to a note holder in settlement of his note with a principal balance of $50,000. The payment included approximately $118,000 of interest payments. The value of this settlement was booked at par value of $168,000, or $0.001 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Notes and Warrants
------------------

From December 2003 through March 2004, GFY entered into note agreements with several individuals. The notes carry interest rates of 15-25% per annum and are convertible into shares of common stock at a discount to the market price of the stock at a discount rate varying from 30-90% of the bid price of the common stock at the time of conversion. Some of these notes were issued by GFY, Inc. prior to the acquisition of GFY, Inc. The total principal balance of these notes is $118,900. The Registrant valued the conversion feature of these notes at an aggregate value of $110,329. This amount was recorded as a discount and is being amortized over the term of the notes. For the year ended March 31, 2004, GFY amortized $26,507 of this discount and that amount is included in interest expense.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for GFY operations for the year ended March 31, 2004. Where noted, the operations of GFY in its prior line of business are noted as discontinued operations.

Results of Operations.

(a)      Revenues.

For the year ended March 31, 2004, GFY reported $26,806 in total revenues. This only includes the revenues from the operations of GFY, Inc. for the period from January 1, 2004 through March 31, 2004, since the acquisition of GFY, Inc.

For the year ended March 31, 2003, GFY reported total operating revenues of $526. This only includes the revenues from oil and natural gas sales passed through from F10's joint venture investment. These revenues have been reclassified as part of the discontinued operations on the accompanying financial statements.

(b)      Selling, General and Administrative Expenses.

GFY incurred total selling, general and administrative expenses ("SG&A") of $1,824,041 from January 1, 2004 through March 31, 2004 during the development stage and in its current line of business. During the entire fiscal year ended March 31, 2004, GFY incurred total SG&A of $2,467,092, including expenses incurred in the discontinued line of business.

During the fiscal year ended March 31, 2003, GFY incurred total SG&A of $1,505,521, which includes the expenses incurred in the discontinued lines of business. The current year's total SG&A expenses represent an increase of 64% from the prior year. The bulk of this increase is attributable to consulting expenses which have primarily been paid through the issuance of common stock.

(c)      Depreciation and Amortization.

Depreciation for the year ended March 31, 2004 was equal to $1,849, compared with $3,851 of depreciation for the year ended March 31, 2003.

GFY amortized the discounts and original issue costs on certain notes payable during the year. These amounts have been included in interest expense.

(d)      Interest Expense.

F10 incurred interest expense of $434,807 in the year ended March 31, 2004, an increase of 82% from the interest expense of $238,939 incurred in the fiscal year ended March 31, 2003. A large amount of the interest expense in the current fiscal year is attributable to notes settled with common stock which was valued much greater than the face value of the note. This excess was booked as additional interest expense. As of March 31, 2004, GFY has settled a large portion of its notes payable through the issuance of restricted common stock. GFY has settled additional notes after the end of the fiscal year. The Registrant expects to continue settling notes through the issuance of additional shares of common stock.

(e)      Income Tax Benefit.

For the fiscal year ending March 31, 2004, GFY had a net operating loss carryforward of approximately $4.03 million expiring beginning on March 31, 2017. GFY has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)      Net Loss.

GFY recorded a net loss of $2,887,113 for the fiscal year ended March 31, 2004. This loss represents an increase of 67% from the net loss of $1,730,364 from the fiscal year ended March 31, 2003. The overall loss in the current year was higher primarily due to the increased costs of consulting expenses, most of which were paid through the issuance of common stock.

The weighted average number of shares outstanding for the year ended March 31, 2004 was 55,613,789. The loss for the current fiscal year represented a loss of $0.05 per share. On June 15, 2004, the Registrant approved a reverse stock split at a rate of 250 to 1. This reverse stock split is to take effect on or about July 12, 2004. If this reverse stock split were to have taken effect on March 31, 2004, the weighed averaged number of shares outstanding would have been 222,455. The loss per share would have been $12.98 per share. The weighted average number of shares outstanding for the fiscal year ended March 31, 2003 was 1,440,549. The loss in this period was $1.20 per share.

(g)      Other Income/Expense.

GFY recorded investment income of $4,393 in the year ended March 31, 2004. This amount represents the oil and gas joint venture interests purchased by GFY in its previous line of business. GFY also recorded $27,040 in forgiveness of debt income in the year ended March 31, 2004. The Registrant also incurred an expense of $34,702 in acquisition costs for the acquisition of GFY, Inc.

GFY recorded gains from securities sales of $5,733 in the year ended March 31, 2003. GFY also recorded income from forgiveness of indebtedness of $8,363 in March 31, 2003.

GFY reported a total net loss from its discontinued operations of $643,051 in the year ended March 31, 2004 and a loss from discontinued operations of $1,505,521 in the year ended March 31, 2003.

Liquidity and Capital Resources.
--------------------------------

GFY had working capital of $279,541 as of March 31, 2004. The majority of GFY's current assets are prepaid expenses. Additionally, the majority of GFY's current liabilities are payables related to the prepaid expenses. Without respect to these two items, GFY had a working capital deficit of $623,181.

GFY had a working capital deficit of $802,181 as of March 31, 2003.

Of the notes payable that GFY has issued, a total of $286,008 of notes and $35,888 of accrued interest is overdue and payable as of March 31, 2004. GFY has successfully negotiated settlements of approximately $155,000 in notes in exchange for restricted common stock. GFY is continuing its efforts to negotiate settlements on the payment of the remaining delinquent notes that would likely involve additional issuances of GFY's restricted common stock.

The report of GFY's independent certified public accountants notes that GFY has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern. GFY plans on continuing to raise capital through various private placement offerings of its common stock and through the offering of additional note agreements with prospective investors.

GFY believes that future equity sales or other financings can be achieved to adequately finance its growth and retire its existing debts. Therefore, GFY's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. However, adequate funds may not be available when needed or may not be available on favorable terms to GFY. The ability of GFY to continue as a going concern is dependent on additional sources of capital and the success of GFY's business plan. Regardless of whether GFY's cash assets prove to be inadequate to meet GFY's operational needs, GFY might seek to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, GFY may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in GFY.

Certain Indebtedness.
---------------------

From December 2003 through March 2004, GFY entered into note agreements with several individual individuals. The notes carry interest rates of 15-25% per annum and are convertible into shares of common stock at a discount to the market price of the stock at a discount rate varying from 30-90% of the bid price of the common stock at the time of conversion. Some of these notes were issued by GFY, Inc. prior to the acquisition of GFY, Inc. The total principal balance of these notes is $118,900.

Of the notes payable that GFY has issued, a total of $286,008 of notes and $35,888 of accrued interest is overdue and payable as of March 31, 2004. GFY has successfully negotiated settlements of approximately $155,000 in notes in exchange for restricted common stock. GFY is continuing its efforts to negotiate settlements on the payment of the remaining delinquent notes that would likely involve additional issuances of GFY's restricted common stock.

Inflation.
----------

GFY's management does not believe that inflation has had or is likely to have any significant impact on GFY's operations.

Other.
------

GFY does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

On January 16, 2004, GFY entered into an employment agreement with its President, Edward Schwalb. This agreement was amended on May 5, 2004. Under the terms of the agreement, as amended, GFY is to pay Mr. Schwalb a monthly salary of $25,000. Mr. Schwalb is also due a bonus of $70,000 for each acquisition that he initiates and the Registrant closes on during the term of the employment agreement. Further, the agreement states that Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As of June 16, 2004, Mr. Schwalb owned 3,805,000,000 shares out of 7,999,665,161 shares outstanding, or 47.6% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

ITEM 7. FINANCIAL STATEMENTS


                                 Smith & Company
           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

Officers and Directors
GFY Foods, Inc.
Buffalo Grove, Illinois

We have audited the accompanying consolidated balance sheet of GFY Foods, Inc. (a Nevada corporation) as of March 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFY Foods, Inc. as of March 31, 2004, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints, and an accumulated deficit, and has suffered losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Smith & Company
                                                   Certified Public Accountants
Salt Lake City, Utah
June 12, 2004


         4764 South 900 East, Suite 1 o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700 o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

GFY Foods, Inc.
Consolidated Balance Sheet
March 31, 2004

ASSETS
                                                                    CONSOLIDATED
                                                                    ------------
CURRENT ASSETS:
Cash                                                                      1,496
Investment income receivable                                              2,892
Prepaid expenses (Note 8)                                             6,539,822
Inventory                                                                 1,900
                                                                     -----------
Total current assets                                                  6,546,110

Property & equipment, net (Note 3)                                       29,576

Franchise fee, net of amortization of $3,303                             26,697
Long-term portion of prepaid expenses (Note 8)                        2,677,964
Deposit on acquisition                                                      500
Oil & gas investments                                                    75,000
                                                                     -----------
Total assets                                                          9,355,847
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        158,288
Accrued expenses                                                          3,590
Other payables (Note 8)                                               5,637,100
Notes payable, net of discounts of $105,383 (Note 4)                    330,399
Accrued interest                                                         41,345
Payable to former officers                                               58,837
Payable to current officers                                              37,010
Total current liabilities                                             6,266,569
Long-term portion of notes (Note 4)                                      13,800
Total liabilities                                                     6,280,369

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 50,000,000 shares
  authorized, none outstanding                                               --
Common stock, par value $0.001;
  8,000,000,000 shares authorized,
  2,298,265,161 shares outstanding                                    2,298,265
Additional paid-in capital                                            6,208,330
Accumulated deficit                                                  (5,431,117)
                                                                     -----------
Total stockholders' equity                                            3,075,478
                                                                     -----------

Total liabilities and shareholders' equity                            9,355,847
                                                                     ===========



The accompanying notes are an integral part of these consolidated financial statements.

GFY FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                    YEAR ENDED      YEAR ENDED
                                                  MARCH 31, 2004  MARCH 31, 2003
                                                   ------------    ------------

Net Revenues                                            26,806              --

Cost of Sales                                            8,751              --
                                                   ------------    ------------

Gross Profit                                            18,055              --


General and administrative expenses                  1,824,041              --

Loss from operations                                (1,805,986)             --

Investment Income                                        4,393           5,733
Forgiveness of Debt Income                              27,040           8,363
Acquisition Costs                                      (34,702)             --
Loss from Discontinued Operations                     (643,051)     (1,505,521)
Interest Expense                                      (434,807)       (238,939)
                                                   ------------    ------------

Loss before provision for income taxes              (2,887,113)     (1,730,364)
                                                   ------------    ------------

Provision for income taxes                                  --              --

Net Loss                                            (2,887,113)     (1,730,364)
                                                   ============    ============

Weighted average number of shares                   55,613,789       1,440,549

Loss per share from ordinary operations            $     (0.04)    $     (0.16)
Loss per share from discontinued operations        $     (0.01)    $     (1.04)
                                                   ------------    ------------

Net loss per share (Note 12)                       $     (0.05)    $     (1.20)
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


GFY FOODS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

                                                COMMON STOCK            PREFERRED STOCK        ADDITIONAL
                                        ---------------------------  ------------------------   PAID-IN    ACCUMULATED
                                           SHARES          AMOUNT      SHARES        AMOUNT      CAPITAL      DEFICIT      TOTAL
                                        --------------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at March 31, 2002                   9,851,910   $    9,852           --           --      950,981     (813,640)  $  147,193

Value of Warrants
  issued in conjunction
  with notes payable                                                                               86,559                    86,559

Stock Issued in
  Private Placement                            14,286           14                                  4,236                     4,250

Stock sold under option
  agreements in quarter
  ended September 30, 2002                    600,000          600                                   (600)                       --

Stock Issued for Services
  from April 1, 2002
  through December 2, 2002                  2,841,000        2,841                                277,571                   280,412

Preferred Stock issued in
  rescinded acquisition                                               4,200,000    4,200,000   (4,200,000)                       --

Preferred Stock cancelled
  upon rescission                                                    (3,800,000)  (3,800,000)   3,800,000                        --

Adjustment for 300 to 1
  reverse stock split                     (13,262,839)     (13,263)                                13,263                        --

Rounding for reverse stock split                  713            1                                     (1)                       --

Stock subscription receivable              10,000,000       10,000                                                           10,000

Stock issued for services from
  December 2002 through
  March 31, 2003                            1,369,400        1,369                                159,406                   160,775

Stock issued to officer in
  exchange for debt                         2,000,000        2,000                                 18,000                    20,000

Stock issued in exchange for debt             360,000          360                                 62,640                    63,000

Conversion of Preferred stock
  into common                                 600,000          600     (400,000)    (400,000)     399,400

Proceeds of Stock Subscription
  received                                 (2,110,000)                                            268,371                   268,371
                                            2,110,000                                              (2,110)                   (2,110)

Net loss for period ended
  March 31, 2003                                   --           --           --           --           --   (1,730,364)  (1,730,364)
                                        --------------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at March 31, 2003                  14,374,470   $   14,374           --   $       --   $1,837,716  $(2,544,364)  $ (691,914)

Stock issued to retire options                500,000          500                                   (500)                       --

Stock issued in exchange for debt         422,385,000      422,385                                303,457                   725,842

Stock issued for services in
  period ending March 31, 2004          1,844,974,000    1,844,974                              3,323,926                 5,168,900

Stock issued to officer in
  exchange for debt                         1,500,000        1,500                                148,500                   150,000

Proceeds of Stock Subscription
  received                                 (2,407,691)                                            505,466                   505,466
                                            2,407,691                                              (2,408)

Cancellation of remaining
  Regulation S Offering                    (5,482,309)      (5,482)                                                          (5,482)
Cancellation of stock                          (1,000)          (1)                                     1                         --
Stock issued for Purchase Option               15,000           15                                  1,485                     1,500

Value of conversion feature on
  debt issued                                      --                                              90,686                    90,686

Stock issued for acquisition of
  GFY, Inc.                                20,000,000       20,000                                     --           --       20,001

Net loss for period ended
  March 31, 2004                                   --           --           --           --           --   (2,887,113)  (2,887,113)
                                        --------------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at March 31, 2004               2,298,265,161   $2,298,265           --   $       --   $6,208,329  $(5,431,117)  $3,075,478
                                        ==============  ===========  ===========  ===========  ===========  ===========  ===========


                       The accompanying notes are an integral part of these consolidated financial statements.

GFY FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                    YEAR ENDED     YEAR ENDED
                                                  MARCH 31, 2004  MARCH 31, 2003
                                                   ------------   ------------
Cash flows from Operating Activities:
  Net loss                                          (2,887,113)    (1,730,364)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization                            2,912            584
Amortization of discounts on notes payable
   and deferred issuance costs                          94,713        135,143
Increase in receivables                                 (2,527)        13,465
Increase in prepaid expenses                        (8,923,370)       282,135
Deferred expenses                                        5,411         (4,990)
Increase in payables                                 5,683,607         74,829
Decrease in accrued expenses                           (95,862)        62,048
Items paid with common stock                         5,235,400        439,953
Interest paid with common stock                        252,736             --
Stock subscription receivable                                0         43,486
Deposits                                                     0          6,757
Accrued interest paid with common stock                 18,714             --
                                                   ------------   ------------
  NET CASH USED IN OPERATING ACTIVITIES               (615,379)      (676,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of property and equipment                    3,150         23,374
Deposit on acquisition                                    (500)            --
Cash included in acquisition                             7,380             --
Acquisition costs                                       34,702             --
Payable on investments                                       0         10,000
Inventory                                                    0         23,795
Investment                                             (55,000)       (20,000)
                                                   ------------   ------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES            (10,268)        37,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                   505,466        272,621
Note repayment                                         (85,949)      (141,405)
Net proceeds from notes issued                         118,900        462,936
Payments on capital lease                                    0        (10,493)
Shareholder loans                                       46,946             --
Repayment of shareholder loans                         (11,516)       123,696
                                                   ------------   ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES            573,847        707,355
                                                   ------------   ------------

Net increase (decrease) in cash                        (51,800)        67,570

Cash, at beginning of period                            53,296        (14,274)
                                                   ------------   ------------

Cash, at end of period                                   1,496         53,296
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                           $    10,084    $    19,899
  Cash paid for taxes                              $        --    $        --



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

In November of 2002, the Registrant discontinued its business efforts in stock trading offices and stock trading educational sales to pursue opportunities in the oil and gas industry. On December 3, 2002, the Registrant changed its name to "F10 Oil & Gas Properties, Inc." and effectuated a three hundred-for-one reverse stock split. This left 45,070 shares outstanding.

In January of 2004, the Registrant acquired all of the outstanding stock of GFY, Inc. The Registrant issued 20,000,000 shares of its common stock in consideration for the acquisition. The Registrant discontinued its pursuit of oil and gas opportunities in favor of owning and operating food and beverage restaurants. On January 12, 2004, the Registrant changed its name to GFY Foods, Inc. and increased is number of authorized shares of $0.001 par value common stock from 75,000,000 to 2,000,000,000.

On March 22, 2004, the Registrant increased its number of authorized shares of $0.001 par value common stock from 2,000,000,000 to 4,000,000,000.

On April 20, 2004, the Registrant amended its Articles of Incorporation to increase its number of authorized shares of $0.001 par value common stock from 4,000,000,000 to 8,000,000,000.

On June 15, 2004, the Registrant authorized a reverse two hundred and fifty-for-one split. This reverse stock split will be effective on or after July 12, 2004 and will reduce the number of shares outstanding from 7,999,665,161 to approximately 31,998,661.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern. The Registrant has incurred losses from operations and requires funds for its operational activities. These factors raise substantial doubt about the Registrant's ability to continue as a going concern. Management is seeking financing through future collaborative arrangements with third parties to meet its cash needs. There are no assurances that funds will be available to execute the Registrant's operating plan or that future collaborative arrangements will be consummated. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From the period between March 1, 2003 and December 31, 2003, the Registrant was involved pursuing financing as an oil and gas company. Upon the acquisition of GFY, Inc. in January of 2004, the oil and gas pursuits were discontinued in favor of operating and acquiring food and beverage restaurants. The oil and gas activities for the period from April 1, 2003 through December 31, 2003 are reported as discontinued operations in the Statement of Operations for the year ended March 31, 2004. The oil and gas activities for the year ended March 31, 2003 have also been reclassified as discontinued operations in the financial statements. From January 1, 2004 through March 31, 2004, the net profits received from the oil and gas investments have been recorded as investment income.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of income and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Registrant considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

REVENUE RECOGNITION

The Registrant generates revenues from its oil and gas investments. Currently the Registrant holds an investment in an oil and gas joint venture and the revenues from this joint venture are recorded in the month that the oil and gas is produced. This revenue is included as investment income. Oil and gas revenue recorded prior to January 1, 2004 has been included in discontinued operations. The Registrant records all revenues from the sale of food and beverages at its restaurant at the time of sale. All revenues are from the direct sale of products to customers at the point of sale.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, currently estimated at five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

The Registrant periodically reviews the value of its property and equipment for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the future undiscounted net cash flows expected to be generated by an asset from its use and eventual deposition are less than the carrying amount of the asset.

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

FISCAL YEAR-END

The Registrant has elected a March 31 year end for financial and income tax reporting purposes.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives must be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses are either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. Currently, the Registrant has no derivatives.

PRINCIPALS OF CONSOLIDATION

The Registrant's wholly owned subsidiary, GFY, Inc, was acquired in January of 2004. All of the activities of GFY, Inc., after the date of acquisition, have been consolidated in the financial statements. The retained deficit of GFY, Inc. that existed on the date of the acquisition was expensed as a cost of acquisition.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

On June 15, 2004, the Registrant approved a reverse stock split at a rate of 250 shares to 1. This reverse stock split is to take effect on or about July 12, 2004. If this reverse stock split were to have taken effect on March 31, 2004, the weighted average number of shares outstanding would have been 222,455. The loss per share would have been $12.98 per share.

FRANCHISE FEE

The Registrant acquired the rights to a franchise at a value of $30,000. The cost is being amortized over a period of 109 months, which is the remaining term of the franchise agreement.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2004:

Food service equipment                      $ 36,970
Less accumulated depreciation                 (7,394)
                                            ---------

                                            $ 29,576
                                            =========

NOTE 4 - NOTES PAYABLE

The Registrant and its subsidiary have issued promissory notes to third parties. As of March 31, 2004, the principal balance of these notes totals $449,582. Of these notes, $118,900 in new notes was entered into from January 2004 through March 31, 2004. All of these newly issued notes a fully convertible into common stock at a discount to the market price of the stock. The notes entered into before January of 2004 may also be converted into common stock at the option of the holder. The notes bear interest at rates between 10-25% per annum and have terms between 60 and 360 days from the date of issuance. Some of the notes issued prior to March 31, 2003 were initially issued with a detachable stock purchase warrant. Since the effectuation of the 300:1 reverse stock split in December of 2002, these warrants have been left worthless.

As of March 31, 2004, notes with a total principal amount of $286,008 and accrued interest of $35,888 were overdue and payable. The Registrant is negotiating a settlement on some of these notes and contemplates paying off the note balances through the issuance of restricted common stock. The Registrant successfully negotiated the payment of $155,000 worth of notes by issuing common stock from January 2004 through March 31, 2004.

An aggregate value of $110,329 was assigned to the convertibility feature of the new notes entered into between January 2004 and March 31, 2004. This value was recorded as a discount to the notes and is being amortized and expensed as interest over the life of the note.

The long-term debt of $13,800 shown on the balance sheet as of March 31, 2004 is all due and payable in the fiscal year ended March 31, 2006.

On April 3, 2003, in conjunction with the acquisition of the Frulatti franchise, GFY, Inc., the wholly owned subsidiary of the Registrant, entered into a Promissory Note in the amount of $70,000 with the seller of the franchise. The note called for monthly payments of $1,166 and a balloon payment of $28,000 on December 5, 2003. GFY, Inc. failed to make the balloon payment and as a result the complete note is now due and payable. As of March 31, 2004, the principal balance due on this note was $57,174. As per the terms of the Promissory Note, upon default, an interest rate of 18% is applied to the balance of the note. The Registrant is continuing to make monthly payments on this note. The note is secured by the inventory and equipment at the restaurant.

As of March 31, 2004, the Registrant owes its President $37,010. This amount is for expenses paid directly on behalf of the Registrant and for accrued salary. The Registrant still owes former officers $58,837.

NOTE 5 - LEASES AND COMMITMENTS:

On March 15, 2004, the Registrant signed a lease agreement for its site for a term of eight years and two months. The lease payment from April 1, 2004 through May 31, 2008 is $400 per month and for the remainder of the term is $450 per month. The lease expires on May 31, 2013.

Future annual minimum lease payments for all non-cancelable operating leases as of December 31, 2003, are as follows:

                                  Operating
                                    Lease
                                    -----

Year ending March 31,
     2005                           4,800
     2006                           4,800
     2007                           4,800
     2008                           4,800
     2009                           5,300
     2010 and beyond               22,500
                                 --------
Total lease payments under
  Operating lease                $ 47,000
                                 ========

Rent expense was $670 and $16,378 for the years ended March 31, 2004 and March 31, 2003, respectively.


NOTE 6 - STOCKHOLDERS' EQUITY

On January 12, 2004, the Registrant issued 20,000,000 shares in consideration of the acquisition of GFY, Inc. These shares were issued to Edward Schwalb, the sole shareholder of GFY, Inc. and now the President of the Registrant.

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes at March 31, 2004 are as follows:

     Current- Federal                       $         0
     Deferred- Federal                                0
                                            -----------
     Income tax provision                   $         0
                                            ===========

A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:

     Expected amount using
     U.S. Federal statutory rate            $  (981,618)
     Change in valuation
     allowance                                  981,618
                                            -----------
     Effective tax                          $         0
                                            ===========

Deferred tax assets (liabilities) consisted of the following at March 31, 2004.

     Deferred tax assets

     Net operating loss
     carryforwards                          $ 1,370,000
     Deferred tax liability                           0
                                            ------------
                                              1,370,000

     Valuation allowance                     (1,370,000)
                                            ------------

     Net asset                              $         0
                                            ============

At March 31, 2004, the Company has net operating loss (NOL) carryforwards totaling approximately $4.03 million. The carryforwards begin to expire in the fiscal year 2017. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March 31, 2004 was $981,618.

NOTE 8 - PREPAID EXPENSES/OTHER PAYABLES

The Registrant has entered into several consulting agreements with various individuals and entities. One individual is due a total of $2,000,000 within the next fiscal year ending March 31, 2005 and another individual is due a total of $5,000,000. Some of these consulting fees have been paid. The Registrant has recorded these agreements as a liability to the extent that the obligation remained unpaid as of March 31, 2004. The total value of the agreements was recorded at their gross value at the time the agreements were entered into and this value has been amortized over the term of the agreement. The payable associated with these consulting agreements at March 31, 2004 was $5,637,100. The prepaid expenses are summarized below:

Prepaid Expense Type       Current          Long-term   Unpaid liability
--------------------       -------          ---------   ----------------

Interest                 $     3,422     $       835     $         0
Salary                       704,000       2,677,129               0
Consulting                 5,707,400               0       5,577,100
Legal                        125,000               0          60,000
                         -----------     -----------     -----------
                         $ 6,539,822     $ 2,677,964     $ 5,637,100
                         ===========     ===========     ===========

The total amounts of prepaid consulting fees as of March 31, 2004 was $5,707,400. All of these prepaid expenses will be amortized over the fiscal year ended March 31, 2005.

NOTE 9 - EMPLOYMENT AGREEMENT WITH COMPANY PRESIDENT

On January 16, 2004, the Registrant entered into an employment agreement with its President, Edward Schwalb. This agreement was amended on May 5, 2004. Under the terms of the agreement, as amended, GFY is to pay Mr. Schwalb a monthly salary of $25,000. Mr. Schwalb is also due a bonus of $70,000 for each acquisition that he initiates and the Registrant closes on during the term of the employment agreement. Further, the agreement states that Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As a result of this clause, in the fiscal year ended March 31, 2004 GFY issued to Mr. Schwalb a total of 1,270,000,000 shares of its restricted common stock. This stock was valued at $3,520,000 and is being amortized over the 60-month term of the employment agreement. As of March 31, 2004, $138,871 of this amount was included in officer's salary and $3,381,129 has been included in prepaid expenses, $704,000 of this prepaid expense is recorded as a current prepaid expense and $2,677,129 is included in the long-term portion of prepaid expenses.

As of June 16, 2004, Mr. Schwalb owned 3,805,000,000 shares out of 7,999,665,161 shares outstanding, or 47.6% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

NOTE 10 - COMPLAINT OF THE SECURITIES AND EXCHANGE COMMISSION AND FROZEN CASH

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

GFY's bank account with a balance of $60,102 is currently frozen. This amount has been reserved against on the balance sheet as of March 31, 2004 and is no longer considered a Company asset.

The Registrant may have significant financial exposure to this action. No adjustments as to the potential financial disgorgement or civil penalties that may be imposed in this action have been recorded in the financial statements.

NOTE 11 - STOCK OPTION PLAN

On January 20, 2004, GFY registered 750,000,000 shares of its common stock to be issued under its 2004 Benefit Plan. This plan was amended in April of 2004 for the registration of an additional 1,000,000,000 shares. As of March 31, 2004, 499,800,000 shares had been issued under this plan and an additional 250,200,000 shares were still available for issuance under this plan.

NOTE 12 - SUBSEQUENT EVENTS:

On April 20, 2004, the Registrant amended its Articles of Incorporation to increase its number of authorized shares of $0.001 par value common stock from 4,000,000,000 to 8,000,000,000.

On June 15, 2004, the Registrant approved a reverse stock split at a rate of 250 shares to 1. This reverse stock split is to take effect on or about July 12, 2004. If this reverse stock split were to have taken effect on March 31, 2004, the total number of shares outstanding would have been 222,455. The loss per share would have been $13.27 per share.

Under the terms of the employment agreement that GFY entered into with its President, Edward Schwalb, Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As a result of this clause, GFY issued to Mr. Schwalb 2,500,000,000 shares in May of 2004. As a result of this stock issuance, Mr. Schwalb owned 3,805,000,000 shares out of 7,999,665,161 shares outstanding, or 47.6% of the outstanding common stock.

The Registrant amended its benefit plan in April of 2004 to increase the number of shares authorized to be issued under this plan from 750,000,000 to 1,750,000,000.

From April through June of 2004, the Registrant settled note balances with two note holders. The notes settled had principal balances of $110,000. The Registrant issued 795,000,000 shares of its restricted common stock to settle these notes.

In April of 2004, the Registrant completed an acquisition of a second Frullati franchise in Elkhart, Indiana. The acquisition was considered closed on May 1, 2004. Under the terms of the acquisition, the Registrant is to pay a sum of Thirty-five thousand dollars ($35,000) payable as twenty thousand dollars ($20,000) in cash over a four-month term with the balance due through the issuance of fifteen thousand dollars ($15,000) worth of shares of restricted common stock. The first payment of the cash portion of the purchase price was due and payable on April 15, 2004. The Registrant has issued 6,000,000 shares of its restricted common stock as part of its obligation under the agreement, but has yet to make any of the requisite cash payments.

In May of 2004, the Registrant entered into an agreement to acquire a third Frullati franchise in Willowbrook, Illinois.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in GFY's disclosure controls and procedures.

(b) There have been no significant changes in GFY's internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of GFY are set forth below; there are no other promoters or control persons of GFY. The directors named below will serve until the next annual meeting of GFY's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of GFY's affairs. The directors and executive officers of GFY are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

                                  POSITION                  DATES
NAME                    AGE       WITH COMPANY              OF SERVICE
----                    ---       ------------              ----------

Edward E. Schwalb       35        President, Secretary,     1/04 to present
                                  Treasurer & Director

Edward E. Schwalb, President/Director

Mr. Schwalb, age 35, has spent the past 19 years involved in every aspect of the restaurant industry. During the past five years he has primarily been a restaurant manager and owner/operator. Mr. Schwalb graduated with a degree in Psychology from Loyola University in Chicago in 1992. His restaurant experience in combination with his study of personal behavior has given him a strong base to manage employees and implement profitable growth strategies. In April 2003, he and his wife jointly formed GFY, Inc. They acquired a Frullati Cafe and Bakery franchise in Buffalo Grove, Illinois and increased the sales six-fold in their first three months of ownership. After the acquisition of GFY, Inc. by the Registrant, Mr. Schwalb has engineered the acquisition of two additional Frullati franchises. Mr. Schwalb was appointed to the Board and elected as the President of the Registrant on January 12, 2004. He remains the sole officer and director of the Registrant.


SECTION 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires GFY's executive officers and directors, and persons who beneficially own more than 10% of GFY's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish GFY with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to GFY and information involving securities transactions of which GFY is aware, GFY believes that during the fiscal year ending March 31, 2004, that it has advised the appropriate parties and entities of the compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders. For the year ended March 31, 2004, GFY is aware of one individual who failed to timely file reports under Section 16(a).

On January 12, 2004, in conjunction with the acquisition of GFY, Inc., Edward Schwalb was issued 20,000,000 shares of restricted common stock. Subsequently, a series of stock issuances by GFY as well as stock sales by Mr. Schwalb were done without timely filing of Forms 2, 4 and 13D. Mr. Schwalb had not received his EDGAR filing codes from the SEC. On April 9, 2004, all filings were made and at that point GFY believes that Mr. Schwalb was current in his personal filings required under Section 16(a). A Form 4 for April of 2004 was filed delinquent for Mr. Schwalb's activity on May 7, 2004. A Form 13D and Form 4 for activity in May of 2004 are still pending filing.

ITEM 10. EXECUTIVE COMPENSATION.

The table below shows the compensation paid to GFY's current and former Presidents and Chief Executive Officers. No other officers or employees received total compensation that exceeded $100,000.

                                                  Summary Compensation Table

                                         Annual Compensation                          Long-term Compensation

Name and                Fiscal                               Other       Restricted    Securities                   All
principal               Year                                annual         stock       underlying     LTIP         other
position                Ended         Salary      Bonus  compensation      awards     options/SARs   payouts    compensation
   (a)                   (b)           (c)         (d)        (e)           (f)           (g)          (h)           (i)

Edward Schwalb,       3/31/2004      62,500(1)      0          0         138,871(2)           0         0             0
President & Director

Michael Meservy,      3/31/2004       7,500         0          0               0              0         0             0
Former President

Charles Blake         3/31/2004       4,500         0          0               0              0         0             0
Former President

Jon H. Marple,
Former CEO            3/31/2004      60,000(3)      0          0               0              0         0             0
                      3/31/2003     120,000(3)      0          0               0              0         0             0
                      3/31/2002      86,000(4)      0          0               0         36,667(5)      0             0
Mary E. Blake,
Former President      3/31/2004      60,000(3)      0          0               0              0         0             0
                      3/31/2003     120,000(3)      0          0               0              0         0             0
                      3/31/2002      30,000         0          0               0         36,667(5)      0             0

(1) Includes $11,350 of compensation accrued and not paid as of March 31, 2004.

(2) On January 16, 2004, Edward Schwalb entered into an employment agreement with GFY which included a clause to ensure that Mr. Schwalb maintained an ownership percentage in GFY of 70%. As a result of this clause, GFY issued to Mr. Schwalb a total of 1,270,000,000 shares of its restricted common stock. This stock was valued at $3,520,000 and is being amortized over the 60-month term of the employment agreement. The amount shown above represents the amortization of this value through March 31, 2004. In May of 2004, an additional 2,500,000,000 shares were issued to Mr. Schwalb. This stock was valued at par value of $2.5m and will be amortized over the remainder of Mr. Schwalb's employment contract.

(3) Jon H. Marple and Mary E. Blake, husband and wife, have accrued and unpaid salaries of $24,509 as of March 31, 2004. Ms. Blake received 1,500,000 shares of restricted stock in lieu of back pay of $150,000 due to her and Mr. Marple in June of 2003.

(4) Includes $25,990 of compensation that was not paid and was treated as a contribution to capital of F10. (5) Both Mr. Marple and Ms. Blake received 1,000,000 options at a price of $.25 per share as part of their employment contracts dated January 1, 2002. 1/3 of these options, or 333,333 options each, vested on June 30, 2002. The value of the options which vested on June 30, 2002 was calculated at the current value of the stock at March 31, 2002 of $0.36 less the option price of $0.25. After the reverse stock split effectuated by F10 in December of 2002, the outstanding options were cancelled.

Employment Agreements.

On January 16, 2004, GFY entered into an employment agreement with its President, Edward Schwalb. This agreement was amended on May 5, 2004. Under the terms of the agreement, as amended, GFY is to pay Mr. Schwalb a monthly salary of $25,000. Mr. Schwalb is also due a bonus of $70,000 for each acquisition that he initiates and the Registrant closes on during the term of the employment agreement. Further, the agreement states that Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As of June 16, 2004, Mr. Schwalb owned 3,805,000,000 shares out of 7,999,665,161 shares outstanding, or 47.6% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of GFY's common stock by each person or group that is known by GFY to be the beneficial owner of more than five percent of its outstanding common stock, each director and officer of GFY and all directors and executive officers of GFY as a group as of June 16, 2004. Unless otherwise indicated, GFY believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable.

Title of       Name and Address of         Amount and Nature        Percent
 Class         Beneficial Owner            of Beneficial Owner      of Class

Common         Edward E. Schwalb           3,805,000,000            47.56%
               497 LaSalle Lane
               Buffalo Grove, IL 60089

All Directors and Officers as a Group
(1 Person)                                 3,805,000,000            47.56%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 15, 2003, GFY, Inc. entered into a note agreement in the amount of $5,000 with Eric Schwalb, the brother of the President and sole director of the Registrant. The note carried an interest rate of 15% and was due and payable on February 15, 2004. The note, including accrued interest, is convertible into common stock of the Registrant at a 50% discount to the bid price at the date of conversion.

On January 9, 2004, GFY, Inc. entered into a note agreement in the amount of $2,500 with Manuel Rosiles, the father-in-law of the President and sole director of the Registrant. The note carries an interest rate of 15% and is due and payable on January 9, 2005. The note, including accrued interest, is convertible into common stock of the Registrant at a 50% discount to the bid price at the date of conversion.

Upon the acquisition of GFY, Inc., the Registrant acquired, as part of the GFY, Inc. assets and liabilities, a payable to Edward Schwalb in the amount of $48,526. This amount was attributable to expenses paid, including acquisition costs, of the Frullati Cafe and Bakery franchise owned by GFY, Inc. As of March 31, 2004, GFY owed a balance of $37,460 on this loan.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

(3)(i)    Articles of Incorporation and amendments thereto. (1)
   (ii)   By-laws. (1)
(10.1) Agreement and Plan of Reorganization by and among F10 Oil & Gas Properties, Inc., a Nevada corporation, and GFY, Inc., an Illinois corporation, dated as of January 12, 2004. (2)
(10.2) Escrow Agreement by and among F10 Trading, Inc., Petrex Corporation and Weed & Co., L.P. (3)

14       CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

31.1     CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002
31.2     CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002
32.1     CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002
32.2     CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

(1) Previously filed as an exhibit to the company's Form 10-SB and amendments thereto, filed July 31, 2001 (File No. 000-33029).

(2) Previously filed as an exhibit to the Registrant's filing of a Form 8-K (File No. 000-33029) (3) Previously filed with the Registrant's filing of a Form 8-K on November 7, 2001 (File No. 000-33029).

(b)      REPORTS ON FORM 8-K

         (i) On January 12, 2004, an 8-K was filed disclosing the acquisition of GFY, Inc. The Registrant also disclosed its name change to GFY Foods, Inc. and that it had increased its number of authorized shares of common stock from 75 million to 2 billion.

         (ii) On March 30, 2003, an 8-K was filed disclosing that the Registrant had increased its number of authorized shares from 2 billion to 4 billion. The Registrant also disclosed the issuance of one billion shares of common stock to Edward Schwalb, the President of GFY, under the terms of his employment agreement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors for the fiscal years ended March 31, 2004 and 2003 for professional services rendered in connection with the audit of our annual consolidated financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years were $14,775 and $14,050 respectively. Additional fees are yet to be billed for the audit for the year ended March 31, 2004.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2004 and 2003.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2004 and 2003 were $0 and $0 respectively.

                                   SIGNATURES

            In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GFY Foods, Inc.


                                             By: /s/ Edward E. Schwalb
                                                 ----------------------------
                                             Name: Edward E. Schwalb
                                             Title: President

                                             Date: July 14, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                           Date
----------------------------- ------------------------------- ------------------
/s/Edward E. Schwalb          President, and Sole Director    July 14, 2004
  ------------------
Edward E. Schwalb             (CEO and CFO)