Form 10KSB/A
period 2004-03-31
GFY FOODS INC
filed 2004-08-23
CIK 1145421

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal year ended: March 31, 2004
                                    --------------
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from: ______________ to _______________

Commission file number:  0-33029
                         -------

                                 GFY FOODS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

            Nevada                                          87-0382438
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

        601 Deerfield Parkway
          Buffalo Grove, IL                                  60089
----------------------------------------             ----------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (847) 353-7554
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
       ---------------------           -----------------------------------------
                 None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.001
                              (Title of Each Class)

         Check whether the issuer (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended March 31, 2004, its most recent fiscal year, were $26,806.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $660,914 based on a closing price of $0.013 on August 10, 2004. The number of shares of the registrant's common stock outstanding as of August 10, 2004 was 215,999,537 after accounting for a two hundred and fifty to one reverse stock split that was effective on July 12, 2004. Of the 215,999,537 shares outstanding on August 10, 2004, 165,160,004 shares were owned by Edward E. Schwalb, the sole affiliate of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

         See Exhibit List.

         Transitional Small Business Disclosure Format (check one):

                           Yes [ ]       No [X]

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

                                    PART I.

Item 1.  Description of Business                                            4

Item 2.  Description of Property                                            12

Item 3.  Legal Proceedings                                                  12

Item 4.  Submission of Matters to a Vote of Security Holders                13

                                    PART II.

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                14

Item 6.  Management's Discussion and Analysis or Plan of
         Operation                                                          18

Item 7.  Financial Statements                                               24

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                25

Item 8A. Controls and Procedures                                            25

                                    PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  25

Item 10. Executive Compensation                                             27

Item 11. Security Ownership of Certain Beneficial Owners and
         Management And Related Stockholder Matters                         29

Item 12. Certain Relationships and Related Transactions                     30

                                    PART IV.

Item 13. Exhibits and Reports on Form 8-K                                   31

Item 14. Principal Accountant Fees and Services                             32

                                     PART I.

Note Regarding Forward Looking Information

This Annual Report on Form 10-KSB ("10-KSB") contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecast. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only GFY's opinion as of the date of this 10-KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the SEC, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS
-------

THE COMPANY

GFY Foods, Inc. ("GFY" or the "Registrant") is a company that presently owns and operates food and beverage restaurants in Buffalo Grove, Illinois, Willowbrook, Illinois, and Elkhart, Indiana. The restaurants are Frullati Cafe franchises of Kahala Corp. The Buffalo Grove restaurant is owned by GFY, Inc., a wholly owned subsidiary of GFY Foods, Inc. GFY Foods Inc. has been in the Restaurant business since January 12, 2004, when it obtained ownership of GFY, Inc., and its Buffalo Grove Restaurant.

Until January 12, 2004, the Registrant had been focused on investing in oil and natural gas exploration and oil and natural gas producing properties. With the acquisition of GFY, Inc., the Registrant obtained new management and embarked on a new plan for operations by the company in the food service industry. While GFY continues to hold oil and gas joint venture interests, it now considers these holdings as investments only, not the focus of the Company's operations. The net income from these ventures is treated as investment income. The activity from the oil and gas operations from April 1 through December 31, 2003 has been included in discontinued operations in the current financial statements.

In April of 2004, GFY acquired its second Frullati franchise in Elkhart, Indiana, which is operated by the Registrant. In May of 2004, GFY acquired its third Frullati franchise in Willowbrook, Illinois. GFY plans to pursue the acquisition of additional Frullati franchises and is making plans to acquire other businesses involved in the food and beverage industry.

BACKGROUND

The Registrant was originally organized in the State of Utah on May 13, 1981, under the name Oro Rico, Ltd. On August 16, 1994, Oro Rico merged into Tierra Rica, Ltd., a Nevada corporation organized on May 7, 1993 for the purpose of changing its domicile to the State of Nevada. In September 1994, Tierra Rica merged with Petrex Corporation, a newly formed Utah corporation, with Tierra Rica being the surviving corporation. On October 24, 1994, the company changed its name to Petrex Corporation. In November of 1998, the company changed its name from Petrex Corporation to Institute of Cosmetic Surgery, Inc. In July of 2000, the company again amended its Articles of Incorporation and changed its name back to Petrex Corporation. The Registrant was then involved in a merger in which it changed its name to Force 10 Trading, Inc. On December 2, 2002, the Registrant changed its name to F10 Oil & Gas Properties, Inc.

On January 12, 2004, the Registrant acquired GFY, Inc. and then changed its name to GFY Foods, Inc. The shareholders of GFY, Inc. were issued 20,000,000 shares of restricted common stock of the Registrant in exchange for 100% of the issued and outstanding shares of GFY, Inc. As part of the January 12, 2004 transactions, the Registrant increased its number of authorized shares of $0.001 par value common stock from 75,000,000 to 2,000,000,000.

BUSINESS STRATEGY

Upon the acquisition of GFY, Inc. in January 2004, GFY began focusing its efforts on the operation and acquisition of food and beverage restaurants. As of March 31, 2004, GFY owned only one operating restaurant, a Frulatti franchise in Buffalo Grove, Illinois, which was owned by its subsidiary, GFY, Inc. In April of 2004, GFY acquired its second Frulatti franchise in Elkhart, Indiana. In May of 2004, GFY acquired a third Frulatti franchise in Willowbrook, Illinois. GFY is continuing to seek out additional acquisitions, including both Frulatti franchises and other food and beverage restaurants.

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

INDUSTRY AND COMPETITION

The business of operating juice bars serving blended fruit drinks and healthy food cafes serving sandwiches, gourmet rolled sandwiches, soups, salads, and other healthy snacks is highly competitive and fragmented. Other operators of juice bars and healthy food cafes compete for market share on a multitude of factors, the primary ones of which include strategic retail store locations and the variety and breadth of products offered. GFY believes that its main competitors within its existing markets and as it expands are two chains, Jamba Juice and Smoothie King. These national juice bar chains' outlets are primarily located in strip centers and street locations. Currently, GFY's franchises are located within health clubs. Consequently, GFY believes its store locations provide access to a more diverse and concentrated traffic flow of potential customers than do these national chains' strip centers and street locations. There are numerous other smaller regional chains of juice bars serving blended drinks and health food cafes serving both fresh sandwiches and rolled sandwiches throughout the United States. They operate in both strip centers and street locations and specialty locations within airports, hospitals, office complexes and shopping malls. GFY's competitive strategy includes offering what GFY believes is a better tasting, blended fruit drink, offering healthy foods and snacks that utilize fresh ingredients, and locating its stores in health clubs and high density traffic flow specialty retail locations that are convenient for the customer.

There is no assurance that the Company will be successful in operating its current businesses or any business, which it may acquire in the future.

GOVERNMENTAL REGULATIONS

The Company and its facilities are subject to normal government regulation at the federal, state and local levels. The Company must comply with government regulations regarding employment, wages, local health department requirements and regulations, access for handicapped and disabled persons and other laws, rules, regulations and ordinances. The FDA does not directly regulate the Company's operations, but the manufacturers and suppliers of its food products may be subject to FDA regulations. Although the Company does not foresee any change in existing local, state, or federal regulations, if changes should occur, the Company believes that it can adapt to such new regulations and that those changes would not have any significant effect on revenues or current operations of the Company. However, no assurance can be made that compliance or failure to comply with future regulation will not have a materially adverse effect on the business, operating results or financial condition of the Company.

Except for complying with state and local ordinances governing land use and the health and safety of food service operations, GFY's principal products of fruit smoothie drinks, sandwiches, and other healthy foods, snacks and supplements are not subject to governmental approval, nor does management know of any other existing or proposed regulations of its business that could have a material effect on its operations.

EMPLOYEES

As of March 31, 2004, GFY and its wholly owned subsidiary, GFY, Inc., employed a total of 11full-time and 2 part-time employees. The Buffalo Grove Restaurant employs 5 full time employees, including the Company's Chairman and President,

Edward Schwalb. The Willowbrook Restaurant employs 4 full-time and 2 part-time employees and the Elkhart Restaurant employs 2 full-time employees. If GFY acquires additional franchises or other operations, it is anticipated that additional employees will be required.

Management of GFY expects to use consultants, attorneys, and accountants as necessary, but unless additional restaurants or operations are acquired by the Company, it is not presently anticipated that additional employees will be required.

During the last quarter of the current fiscal year ended March 31, 2004, GFY has relied upon the issuance of S-8 shares to pay certain employees, attorneys, and consultants. During this quarter GFY issued 403,000,000 shares of S-8 common stock to Jorge Castro for consulting services rendered valued at $1,357,500, or an average of $0.0034 per share. During this quarter GFY issued 9,150,000 shares of S-8 common stock to Sunil Aghi for consulting services rendered, valued at $23,925, or an average of $0.0021 per share. During this quarter GFY issued 5,500,000 shares of S-8 common stock to Lee Traupel for consulting services rendered valued at $12,500, or an average of $0.0023 per share. During this quarter GFY issued 12,150,000 shares of S-8 common stock to J.R. Marple (White Rhino Consulting, Inc.) for consulting services rendered valued at $26,750, or an average of $0.0022 per share. During this quarter GFY issued 6,500,000 shares of S-8 common stock to Martin Wozniac for consulting services rendered, valued at $12,000, or an average of $0.0018 per share. During this quarter GFY issued 3,000,000 shares of S-8 common stock to Paul Bilko for consulting services rendered, valued at $6,000, or an average of $0.002 per share.

During the quarter ended March 31, 2004, GFY issued 26,250,000 shares of its common stock to Edward E. Schwalb, an employee under its S-8 Registration Statement for its Employee Benefit Plan. These shares were valued at $51,150, or an average of $0.00195 per share.

During the quarter ended March 31, 2004, Edward T. Wells, an attorney retained by the Company was issued 27,000,000 shares of S-8 stock as a non-refundable retainer and as compensation for services rendered for the Company. The stock was valued at $51,000, or an average of $0.0019 per share.

RESEARCH AND DEVELOPMENT

GFY has not expended any capital on research or development since its inception.

INTELLECTUAL PROPERTY

GFY does not directly own the rights to any intellectual property, including patents or trademarks. It does own the franchise rights for a Frulatti franchise in Buffalo Grove, Illinois.

RISK FACTORS

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that GFY faces. The risks described below are all the risks that GFY currently believes are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB/A, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes. GFY's business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment. GFY's auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern. As of March 31, 2004, GFY had incurred a loss from operations and had an accumulated deficit resulting from losses in prior years. As a result, our financial statements include a note stating that these conditions raise substantial doubt about our ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

GFY faces significant competition. There are numerous businesses, corporations, individuals and firms that are engaged in the food service industry and carry on the type of business activities in which GFY is presently engaged. Many of those entities are more experienced and possess significantly greater financial and personnel resources than are possessed by GFY. In almost all markets in which the Company presently does business there has been a significant increase in competition in the food and beverage business and management expects this trend to continue. Although competition in the food and beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources could enter this market at any time and compete directly against the Company. The Company faces intense competition for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that GFY will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified workers. GFY also faces significant competition from established food and beverage retailers, most of who have greater financial and marketing resources than the Company. While GFY intends to be competitive with those entities, there can be no assurance that such will be the case.

Due to the limited resources available to GFY, our ability to obtain other restaurant locations or other business opportunities has been limited. GFY's future success is dependent upon our ability to operate our existing restaurants and obtain additional business opportunities with those limited resources.

GFY is subject to compliance with securities law, which exposes it to potential liabilities, including potential rescission rights. GFY has periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon GFY's conduct and that of those persons contacting prospective investors and making the offering. GFY has not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, it has relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves. If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation exists under state law in those states where the securities may be offered without registration in reliance on the partial exemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, the Company could be found to have violated provisions of state and federal securities laws and regulations and incur penalties for such violations which would adversely affect the Company. As a result of any such violations which may have occurred, we could possibly become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Additional capital may be necessary to implement GFY's business plans. GFY believes that it may not have sufficient cash, cash equivalents and operating income to carry out its business plan of acquiring additional restaurants or other food service operations in the coming fiscal year ending March 31, 2005. GFY may require significant new capital in order to execute its business plan and believes that this capital may only be available through an offering of shares of its common stock. GFY's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms, we will not be able to execute our business plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain funds, we believe that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

Although GFY's management is committed to the business and continued development and growth of the business, the addition of specialized key personnel and persons to assist management in the expansion of GFY's operations will be necessary. There can be no assurance that GFY will be able to locate and hire such specialized personnel on acceptable terms.

The Company intends to pursue an aggressive growth strategy, the success of which will depend in part upon its ability to obtain new stores and to operate existing and new stores profitably. The Company has grown from one Company-owned store, owned by its subsidiary, which was obtained when the subsidiary was acquired on January 12, 2004 to a total of three stores as of the date of the filing of this report. One of the Company's stores is owned by its subsidiary, GFY, Inc. The Company plans, at some future date, to open new stores in Continental North America and hopes at some future date to operate stores outside of the North American Continent. GFY's expansion will present numerous operational and competitive challenges to the Company's management and employees and will place significant pressure on the Company's operating systems. In addition, consumer tastes vary from region to region, and there can be no assurance that consumers located in the regions in which the Company intends to expand its restaurant operations will be as receptive to the Company's products as consumers in existing markets. The achievement of the Company's expansion plans will depend in part upon its ability to (i) obtain additional restaurants;
(ii) select, and compete successfully in, new markets; (iii) obtain suitable sites at acceptable costs; (iv) hire, train, and retain qualified personnel; (v) integrate new stores into existing distribution, inventory control, and information systems; (vi) expand distribution capabilities; and (vii) maintain quality control. The Company may incur significant start-up costs in connection with obtaining new locations, obtaining additional franchises, and entering new markets. In addition, if the Company were to obtain additional stores in proximity to current markets it could have the effect of cannibalizing sales at some of the Company's existing stores. There can be no assurance that the Company will achieve its planned expansion goals, manage its growth effectively, or operate its existing or any new stores profitably, and the failure of the Company in any of these areas could have an adverse effect on the Company's business, financial condition and results of operations.

There is no established, stable market for GFY's common stock. GFY's common stock is quoted on the Over-the-Counter Electronic Bulletin Board ("OTCBB") and traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of GFY's common stock may therefore have difficulty selling their shares should they desire to do so.

The trading price of GFY's Common Stock has in the past and may in the future be subject to significant fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to that of GFY and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of GFY's Common Stock. Penny stock regulations may impair GFY's shareholders' ability to sell their stock. GFY's common stock is deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock. Any acquisitions that GFY undertakes could be difficult to integrate, disrupt its business, dilute shareholder value and significantly harm its operating results. GFY expects to review opportunities to buy other business or technologies that would complement its current business, expand the breadth of its markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including: problems assimilating the purchased operations, technologies or products; unanticipated costs associated with the acquisition; diversion of management's attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of the purchased organization's or our own key employees. GFY cannot assure that it would be successful in overcoming problems encountered in connection with such acquisitions and its inability to do so could significantly harm its business.

The Registrant's plan to continue to acquire additional Frullati franchises and other restaurants will most likely be effectuated through the issuance of substantial amounts of the Registrant's common stock. The Registrant also has a history of issuing substantial amounts of shares of its common stock to its officers, directors, attorneys and consultants. Either the consummation of any future acquisitions for common stock or the continuation of the Company's current practice of paying employees, attorneys and consultants with common stock will continue to substantially dilute current shareholders' ownership percentage in the Registrant.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: http://www.sec.gov. Information is also available on the GFY website located at: http://www.gfyfoodsinc.com.

ITEM 2.  DESCRIPTION OF PROPERTY
-------

GFY currently leases space for its cafe and bakery operations located in Buffalo Grove, Illinois, Willowbrook, Illinois, and Elkhart, Indiana. The Buffalo Grove Restaurant is also used for its corporate offices. The terms of the lease in Buffalo Grove, Illinois call for payments of $220 per month through September 30, 2006. The terms of the lease in Willowbrook, Illinois call for payments of

$1,000 per month through September 1, 2004, with an option to renew at this price through September 1, 2005. The terms of the lease in Elkhart, Indiana call for payments of $400 per month through May 31, 2008, at which time monthly payments increase to $450 per month through the end of the lease on May 31, 2013. The Elkhart Indiana Lease has an option to renew at the expiration date on May 31, 2013 for an additional 10-year period at $500.00 per month.

ITEM 3.  LEGAL PROCEEDINGS.
-------

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

Management of GFY is currently in negotiations with the Commission to settle the complaint. A GFY bank account with a balance of $60,102 was frozen as part of the SEC proceedings and remains frozen. GFY anticipates that these funds will be used to settle the SEC complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------

On January 12, 2004, the Registrant changed its name to GFY Foods, Inc. and increased its number of authorized shares of $0.001 par value common stock to 2,000,000,000 from 75,000,000. The Board of Directors and a majority of the shareholders of the Registrant approved this matter. GFY did not file a Schedule 14C or 14A prior to taking this action. This neglect may have resulted in a potential violation of Section 14 of the Securities Act of 1933. The Company did file a Form 8-K, which disclosed this action.

On March 22, 2004, the Registrant amended its Articles of Incorporation by vote of its majority shareholder and increased its number of authorized shares of $0.001 par value common stock from 2,000,000,000 to 4,000,000,000. The Board of Directors and the majority shareholder of the Registrant approved this matter. GFY did not file a Schedule 14C prior to taking this action. Nevada law allows such action to be taken by a majority shareholder without notice to shareholders. This neglect may have resulted in a potential violation of Section 14 of the Securities Act of 1933. The Company did file a Form 8-K on March 30, 2004, which disclosed this action. The notice required by Rule 10b-17 was timely given to the National Association of Securities Dealers.

On April 20, 2004, the Registrant amended its Articles of Incorporation by vote of its majority shareholder and increased its number of authorized shares of $0.001 par value common stock from 4,000,000,000 to 8,000,000,000. The Board of Directors and the majority shareholder of the Registrant approved this matter. GFY did not file a Schedule 14C prior to taking this action. Nevada law allows such action to be taken by a majority shareholder without notice to shareholders. This neglect may have resulted in a potential violation of Section 14 of the Securities Act of 1933. The Company did file a Form 8-K on April 21, 2004, which disclosed this action. The notice required by Rule 10b-17 was timely given to the National Association of Securities Dealers.

The Company recognizes that it has failed to timely file required Forms 14C. The Company is taking steps to remedy this problem so that it does not occur in the future.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER ------- MATTERS.

GFY's common stock is currently traded on the Over-the-Counter Bulletin Board under the ticker symbol "GFYI." Between January 26, 2004 and July 13, 2004, the stock traded under the ticker symbol "GFYF." From December 3, 2002 through January 25, 2004, the common stock traded under the ticker symbol "FTOG." From January 3, 2002 through December 2, 2002, the stock traded under the symbol "FTTI". Prior to January 3, 2002, GFY's common stock traded under the symbol APETR" on the Pink Sheets. The range of high and low bid information as set forth below for the shares of the company's stock for the last two complete fiscal years are approximations, as reported by Nasdaq.com. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The information has been adjusted for the twenty-for-one reverse stock split effectuated by the company on January 2, 2002 and the three hundred-for-one reverse stock split effectuated by the company on December 2, 2002. These numbers do not reflect the 1 for 250 reverse-split of the Company's common shares, which occurred on July 13, 2004.

Year Ended March 31, 2004                            High              Low
-------------------------                            ----              ---

Fourth Quarter B Jan. 1 to Mar. 31, 2004              $0.55            $0.0014
Third Quarter - Oct. 1 to Dec. 31, 2003                2.25             0.25
Second Quarter B July 1 to Sept. 30, 2003              2.25             1.50
First Quarter B April 1 to June 30, 2003               1.72             1.60

Year Ended March 31, 2003                            High              Low
-------------------------                            ----              ---

Fourth Quarter B Jan. 1 to Mar. 31, 2003             $ 1.60           $ 1.25
Third Quarter - Oct. 1 to Dec. 31, 2002               30.03             1.25
Second Quarter B July 1 to Sept. 30, 2002            180.18            27.03
First Quarter B April 1 to June 30, 2002             300.30            96.10

As of August 10, 2004, GFY had 836 shareholders of record, including nominees and brokers holding street accounts. As of August 2004, following the 1 for 250 reverse-split of the Company's common shares which occurred on July 13, 2004, the last sale price for GFY's common stock on the OTC Bulletin Board was $0.013 per share.

GFY has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. GFY intends to continue to retain any earnings to expand and develop its business.

Limited Market for Common Shares

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of GFY is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of GFY Foods, Inc. or our common stock.

Risks of "Penny Stock"

GFY Foods Inc.'s common stock (OTC BB: GFYI) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. While our stock has traded at an adjusted price between $300.30 and $$0.0014 per share over the past two years, there is no assurance that this price level will continue. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

Recent Sales of Unregistered Securities
---------------------------------------

GFY made the following sales of unregistered securities during the fiscal year ended March 31, 2004:

In January 2004, GFY issued 20,000,000 shares of restricted common stock to Edward Schwalb in consideration for the acquisition of GFY, Inc. The total value of the stock was booked at par value of $20,000, or $0.001 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In January 2004, GFY issued 250,000,000 shares of restricted common stock to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $2,500,000, or $0.001 per share. The stock was issued as compensation for the services provided by Edward Schwalb and was issued with a restrictive legend and pursuant to Section 4(2) of the Securities Act of 1933.

In January 2004, GFY issued 28,000,000 shares of restricted common stock to DeVerl Byington, a note holder, in settlement of his note with a principal balance of $5,000. The payment included approximately $23,000 of interest payments. The value of this settlement was booked at par value of $28,000, or $0.001 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity;
(2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In January 2004, GFY issued 100,000,000 shares of restricted common stock to Patricia Fish, a note holder, in settlement of her note with a principal balance of $50,000. The payment included approximately $50,000 of interest payments. The value of this settlement was booked at par value of $100,000, or $0.001 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In March 2004, GFY issued 75,000,000 shares of restricted common stock to Lee Traupel for consulting services rendered to the company. The term of the consulting contract is for one year. The total value of the services was booked at $75,000, or $0.001 per share. The shares were issued with a restrictive legend and issued pursuant to Section 4(2) of the Securities Act of 1933 in a private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In March 2004, GFY issued 125,000,000 shares of restricted common stock to Tad Gygi, a note holder, in settlement of his note with a principal balance of $50,000. The payment included approximately $75,000 of interest payments. The value of this settlement was booked at par value of $125,000, or $0.001 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In March 2004, GFY issued 1,020,000,000 shares of restricted common stock to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $1,020,000, or $0.001 per share. The stock was issued as compensation for the services provided by the Edward Schwalb and was issued with a restrictive legend and pursuant to Section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In March 2004, GFY issued 168,000,000 shares of restricted common stock to Jason Thelin, a note holder, in settlement of his note with a principal balance of $50,000. The payment included approximately $118,000 of interest payments. The value of this settlement was booked at par value of $168,000, or $0.001 per share. The Company issued the shares pursuant to section 4(2) of the Securities

Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

The above share numbers have not been adjusted to reflect the 1 for 250 reverse-stock split which occurred on July 13, 2004.

Notes and Warrants

From December 2003 through March 2004, the Registrant entered into note agreements with several individuals. The notes carry interest rates of 15-25% per annum and are convertible into shares of common stock at a discount to the market price of the stock at a discount rate varying from 30-90% of the bid price of the common stock at the time of conversion. Some of these notes were issued by the Registrant prior to the acquisition by the Registrant of GFY, Inc., on January 12, 2004 and the Registrant's change of management following that acquisition. The total principal balance of these notes is $118,900. The Registrant valued the conversion feature of these notes at an aggregate value of $110,329. This amount was recorded as a discount and is being amortized over the term of the notes. For the year ended March 31, 2004, GFY amortized $26,507 of this discount and that amount is included in interest expense.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for GFY operations for the year ended March 31, 2004. Where noted, the operations of GFY in its prior line of business are noted as discontinued operations. Comparisons to the prior year have only been made on a limited basis since the Registrant has changed its line of business as of January 12, 2004 with the acquisition of GFY, Inc. As a direct result of the Company's discontinued oil and gas operations and its subsequent entry in to the restaurant business, a meaningful gauge or comparison of its current operations from March 31, 2004 to March 31, 2003 cannot be provided.

RESULTS OF OPERATIONS

REVENUES.

For the year ended March 31, 2004, GFY reported $26,806 in total revenues compared to $526 in total revenues for the comparable period in 2003. The revenues for the year ended March 31, 2004 only includes the revenues from the restaurant operations of GFY, Inc. for the period from January 1, 2004 through March 31, 2004. The revenues for the period ended March 31, 2003 includes the revenues from oil and natural gas sales passed through from F10's joint venture investment. In the financial statements for the year ended March 31, 2004 and 2003, these revenues have been reclassified as part of the discontinued operations on the accompanying financial statements. The operations of the Company are not comparable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

GFY incurred total selling, general and administrative expenses ("SG&A") of $847,774 from January 1, 2004 through March 31, 2004 in its current line of business. During the entire fiscal year ended March 31, 2004, GFY incurred total SG&A of $1,490,825, including expenses incurred in the discontinued line of business.

During the fiscal year ended March 31, 2003, GFY incurred total SG&A of $1,505,521, which includes an expense of $643,051 incurred in the discontinued lines of business in the oil and gas industry and the sales of stock tutorials. The current year's total SG&A expenses represent a decrease of $14,696 or 1% from the prior year. The bulk of this decrease is attributable to consulting expenses, which have primarily been paid through the issuance of common stock.

OTHER INCOME/EXPENSE.

For the year ended March 31, 2004,GFY recorded investment income of $4,393. This amount represents the oil and gas joint venture interests purchased by GFY in its previous line of business. GFY also recorded $27,040 in forgiveness of debt income and incurred an expense of $34,702 in acquisition costs for the acquisition of GFY, Inc. for the year ended March 31, 2004.

For the year ended March 31, 2003, GFY recorded gains from securities sales of $5,733 and also recorded income from forgiveness of indebtedness of $8,363.

NET LOSS.

GFY recorded a net loss of $1,910,846 for the fiscal year ended March 31, 2004 compared to a net loss of $1,730,364 for the fiscal year ended March 31, 2003. The increase in losses of $180,482 loss represents an increase in losses of approximately 10%. The overall loss in the current year was higher primarily due to the increase in interest expense from the settlement of certain notes through the issuance of common stock.

DEPRECIATION AND AMORTIZATION.

Depreciation for the year ended March 31, 2004 was equal to $1,849, compared with $3,851 of depreciation for the year ended March 31, 2003. GFY amortized the discounts and original issue costs on certain notes payable during the year. These amounts have been included in interest expense.

INTEREST EXPENSE.

GFY incurred interest expense of $434,807 for the year ended March 31, 2004; an increase of 82% from the interest expense of $238,939 incurred in the fiscal year ended March 31, 2003. A large amount of the interest expense in the current fiscal year is attributable to notes settled with common stock, which was valued much greater than the face value of the note. This excess was booked as additional interest expense. As of March 31, 2004, GFY has settled a large portion of its notes payable through the issuance of restricted common stock. GFY has settled additional notes after the end of the fiscal year. GFY expects to continue settling notes through the issuance of additional shares of common stock.

INCOME TAX BENEFIT.

For the fiscal year ending March 31, 2004, GFY had a net operating loss carryforward of approximately $3.054 million expiring beginning on March 31, 2017. GFY has not recognized any of this tax benefit as an asset due to uncertainty of future income.

LOSS PER SHARE.

The weighted average number of shares outstanding for the year ended March 31, 2004 was 55,613,789. The loss for the current fiscal year represented a loss of $0.03 per share. On June 15, 2004, the Registrant approved a reverse stock split at a rate of 250 to 1. This reverse stock split took effect on or about July 12, 2004. If this reverse stock split were to have taken effect on March 31, 2004, the weighed averaged number of shares outstanding would have been 222,455. The loss per share would have been $8.59 per share. The weighted average number of shares outstanding for the fiscal year ended March 31, 2003 was 1,440,549. The weighted average loss in this period was $1.20 per share.

LIQUIDITY AND CAPITAL RESOURCES.

At March 31, 2004, GFY had current assets of $2,587,777 and total assets of $5,397,514. GFY had working capital of $1,255,808 as of March 31, 2004. The majority of GFY's current assets are prepaid expenses. Additionally, the majority of GFY's current liabilities are payables related to the prepaid expenses. Without respect to these two items, GFY had a working capital deficit of $623,181 compared to a working capital deficit of $802,181 for the comparable period in 2003.

The value of the prepaid expenses was based upon the market value of the securities issued on the date of issue which in management's opinion is equivalent to an arbitrary value based upon the wild fluctuations in the Company's stock price and restricted nature of some of the shares used to pay various professionals.

Net stockholders' equity in GFY was $4,051,745 as of March 31, 2004, compared to a Net stockholders' deficit of $699,804 as of March 31, 2003.

Cash flow used in operations was $615,379 for the year ended March 31, 2004, compared to cash flow used in operations of $676,954 for the year ended March 31, 2003. The decrease in cash flows used in operating activities for the year ended March 31, 2004, is primarily attributable to the Registrant paying a higher portion of its expenses through the issuance of its common stock. Since the Registrant has changed its business from the oil and gas industry into the food services industry, the year over year comparisons may not be reflective of long-term changes in the cash flows used in operations.

Cash flow used by investing activities was $10,268 for the year ended March 31, 2004, compared to net cash provided by investing activities of $37,169for the year ended March 31, 2003. The significant decrease in cash resulting from investing activities for the year ended March 31, 2004 as, compared with 2003 is primarily a result of the costs of the acquisition of GFY, Inc. that were expensed in the current year. These expenses totaled $34,702 in the year ended March 31, 2004.

Cash flow provided by financing activities was $573,847 for the year ended March 31, 2004, compared to net cash provided of $707,355 for the year ended March 31, 2003. GFY had negative financing cash flow for the year ended March 31, 2004, as a result changes in the operations of the Registrant.

During the year ended March 31, 2004, GFY issued a total of 1,844,974,000 shares for services rendered by employees and consultants. The Registrant is minimizing its cash expenditures by paying, where possible, its consultants and employees with common stock registered under GFY's S-8 Registration Statement and unregistered shares issued pursuant to exemption under Section 4(2) of the Securites Act.

CERTAIN INDEBTEDNESS.

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

Of the notes payable that GFY has issued, a total principal amount of $286,008 of the notes and $35,888 of accrued interest is overdue and payable as of March 31, 2004. GFY has successfully negotiated settlements of approximately $155,000 of the past due notes in exchange for restricted common stock. GFY is continuing its efforts to negotiate settlements on the payment of the remaining delinquent notes that would likely involve additional issuances of GFY's restricted common stock.

GFY has approximately $60,000 cash in a bank account that has been frozen by the SEC. These funds have not been included as current assets in the calculation of GFY's working capital. GFY has reserved against the entire balance of these funds and has not included any of the frozen funds in its assets reported in the financial statements. GFY expects the $60,000 to cover most, if not all, of the cost to settle the pending litigation with SEC, as more fully described under the heading legal proceedings.

INFLATION.

GFY's management does not believe that inflation has had or is likely to have any significant impact on GFY's operations.

PROFESSIONALS PAID WITH SHARES OF COMMON STOCK

GFY does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

On January 16, 2004, GFY entered into an employment agreement with its President, Edward Schwalb. This agreement was amended on May 5, 2004. Under the terms of the agreement, as amended, GFY is to pay Mr. Schwalb a monthly salary of $25,000. Mr. Schwalb is also due a bonus of $70,000 for each acquisition that he initiates and the Registrant closes on during the term of the employment agreement. Further, the agreement states that Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As of August 10, 2004, Mr. Schwalb owned 165,160,004 post reverse-split shares out of 215,999,537 post reverse-split shares outstanding, or 76.5% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

The Registrant has engaged the services of various consultants to assist the Registrant and perform various duties for the Registrant. The consultants have been paid through the issuance of free-trading common stock of the Registrant. Some of the consultants have retained the services of subcontractors. The consultants may pay their subcontractors with some of their GFY stock, in cash or other consideration. GFY has also made payments to its president in the form of free trading common stock. Through March 31, 2004, the Registrant issued a total of 499,800,000 shares of free-trading common stock that was registered under an S-8 filing made on January 20, 2004. These shares were valued at the bid price of the stock on the date of issuance. The total value of these shares was recorded at $2,677,500. Of these shares, 26,250,000 shares were issued to the Registrant's president at a value of $51,150. The remaining 473,550,000 shares were issued to consultants at a value of $2,626,350. The following describes the services performed and compensation for each of the consultants who received more than $5,000 in free-trading common stock of the Registrant during the fiscal year ended March 31, 2004. The stock was registered under an S-8 registration made on January 19, 2004. To the extent that the Registrant was aware of subcontractors performing services for the consultants that is disclosed below as well.

On January 28, 2004, the Registrant retained the services of Jorge Castro ("Castro") to act as a consultant to GFY Foods, Inc. Under the agreement with Castro, Castro is to act as GFY's exclusive strategic advisor for business combinations and is to arrange the introduction of strategic partners and supply consulting services to GFY's management. GFY is to pay Castro a non-refundable payment of $2,000,000 in common stock to compensate Consultant for time, fees and expenses. Castro may hire subcontractors and negotiate contracts with them to provide services to GFY under this Agreement. Castro is also due a payment of $1,000,000 in cash or free-trading common stock of GFY if and when the Company enters into an agreement to acquire, in any manner, any business, assets or otherwise, introduced by Castro. Castro and GFY signed an addendum to their agreement on the date of execution to expand Castro's duties to the development of a coffee import/export strategy. As of March 31, 2004, the Registrant had issued a total of 403,000,000 shares of its free-trading common stock to Castro. The stock was valued at $1,357,500.

Jorge Castro has sub-contracted both Agennoria Continental, A.C., Ltd. and Francisco Chacon as strategic partners to build our business internationally. The company is unaware of the amount of the sub-contractors' compensation from Castro.

The Registrant engaged the services of Sunil Aghi to provide the Registrant with strategic planning and marketing consulting services. As of March 31, 2004, the Registrant had issued a total of 9,150,000 shares of its free-trading common stock to Aghi. The stock was valued at $23,925.

The Registrant engaged the services of White Rhino Consultants, Inc. to perform various accounting services for the Registrant. White Rhino subcontracted these services to J.R. Marple and directed the Registrant to pay Marple directly for these services. As of March 31, 2004, the Registrant had issued a total of 12,150,000 shares of its free-trading common stock to Marple. The stock was valued at $26,750.

The Registrant engaged the services of Paul Biko to perform acquisitions of viaticals for the Registrant. As of March 31, 2004, the Registrant had issued a total of 3,000,000 shares of its free-trading common stock to Biko. The stock was valued at $6,000.

The Registrant engaged the services of Lee Traupel to design and develop the Registrant's website as well as assist the Registrant in investor relations and distribution of press releases. As of March 31, 2004, the Registrant had issued a total of 5,500,000 shares of its free-trading common stock to Traupel. The stock was valued at $12,500.

The Registrant engaged the services of Martin Wozniak to provide the Registrant with consulting services relating to due diligence on potential acquisition targets. As of March 31, 2004, the Registrant had issued a total of 6,500,000 shares of its free-trading common stock to Wozniak. The stock was valued at $12,000.

The Registrant engaged the services of Ed Wells to perform legal services for the Registrant. As of March 31, 2004, the Registrant had issued a total of 27,000,000 shares of its free-trading common stock to Wells. The stock was valued at $51,000. The payment of the shares to Mr. Wells was made to compensate him for services related to due diligence on acquisitions for the Registrant and other legal services.

GOING CONCERN

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

ITEM 7.  FINANCIAL STATEMENTS
-------

The Company's financial statements for the period ended March 31, 2004, are attached hereto as pages F-1 through F-17.

                                 GFY FOODS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                 C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Changes in Stockholders' Equity. . . . . . .  F-6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .   F-7

Notes to the Consolidated Financial Statements. . . . . . . . . . . . .  F-8

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

    Salt Lake City, Utah
    June 12, 2004, except Note 13, which is dated July 22, 2004

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

                                 GFY FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

     ASSETS

                                                                    CONSOLIDATED
                                                                    ------------
CURRENT ASSETS:
Cash                                                                      1,496
Investment income receivable                                              2,892
Prepaid expenses (Note 8)                                             2,581,489
Inventory                                                                 1,900
Total current assets                                                  2,587,777
                                                                     -----------
Property & equipment, net (Note 3)                                       29,576

Franchise fee, net of amortization of $3,303                             26,697
Long-term portion of prepaid expenses (Note 8)                        2,677,964
Deposit on acquisition                                                      500
Oil & gas investments                                                    75,000
                                                                     -----------
Total assets                                                          5,397,514
                                                                     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        158,288
Accrued expenses                                                          3,590
Other payables (Note 8)                                                 702,500
Notes payable, net of discounts of $105,383 (Note 4)                    330,399
Accrued interest                                                         41,345
Payable to former officers                                               58,837
ayable to current officers                                              37,010
                                                                     -----------
Total current liabilities                                             1,331,969
                                                                     -----------

Long-term portion of notes (Note 4)                                      13,800
                                                                     -----------
Total liabilities                                                     1,345,769

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, 50,000,000 shares
  authorized, none outstanding                                               --
Common stock, par value $0.001;
  8,000,000,000 shares authorized,
  2,298,265,161 shares outstanding                                    2,298,265
Additional paid-in capital                                            6,208,330
Accumulated deficit                                                  (4,454,850)
                                                                     -----------
Total stockholders' equity                                            4,051,745
                                                                     -----------
Total liabilities and shareholders' equity                            5,397,514
                                                                     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                    YEAR ENDED       YEAR ENDED
                                                     MARCH 31,        MARCH 31,
                                                       2004             2003
                                                   ------------     ------------

Net Revenues                                            26,806               --

Cost of Sales
                                                         8,751               --
                                                   ------------     ------------

Gross Profit                                            18,055               --

General and administrative expenses                    847,774               --
                                                   ------------     ------------
Loss from operations                                  (829,719)              --

Investment Income                                        4,393            5,733
Forgiveness of Debt Income                              27,040            8,363
Acquisition Costs                                      (34,702)              --
Loss from Discontinued Operations                     (643,051)      (1,505,521)
Interest Expense                                      (434,807)        (238,939)
                                                   ------------     ------------
Loss before provision for income taxes              (1,910,846)      (1,730,364)
                                                   ------------     ------------

Provision for income taxes                                  --               --
                                                   ------------     ------------

Net Loss                                            (1,910,846)      (1,730,364)
                                                   ------------     ------------
Weighted average number of shares                   55,613,789        1,440,549

Loss per share from ordinary operations            $     (0.02)     $     (0.16)

Loss per share from discontinued operations        $     (0.01)     $     (1.04)

Net loss per share (Note 12)                       $     (0.03)     $     (1.20)
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

                                                      GFY FOODS, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED MARCH 31, 2004 and 2003


                               COMMON STOCK                PREFERRED STOCK          ADDITIONAL
                                                                                     PAID-IN      ACCUMULATED
                         SHARES         AMOUNT          SHARES          AMOUNT       CAPITAL        DEFICIT        TOTAL
                         ------         ------          ------          ------       -------        -------        -----
Balance at
  March 31, 2002       9,851,910    $     9,852             --             --        950,981       (813,640)   $   147,193

Value of Warrants
  issued in
  conjunction
  with notes
  payable                     --             --             --             --         86,559             --         86,559

Stock Issued in
  Private
  Placement               14,286             14             --             --             --          4,236          4,250

Stock sold under
  option
  agreements in
  quarter ended
  September 30,
  2002                   600,000            600             --             --           (600)            --             --

Stock Issued for
  Services
  from April 1,
  2002 through
  December 2,
  2002                 2,841,000          2,841             --             --        277,571             --        280,412

Preferred Stock
  issued in
  rescinded
  acquisition                 --             --      4,200,000      4,200,000     (4,200,000)            --             --

Preferred Stock
  cancelled
  upon rescission             --             --     (3,800,000)    (3,800,000)     3,800,000             --             --

Adjustment for
  300 to 1
  reverse stock
  split              (13,262,839)       (13,263)            --             --         13,263             --             --

Rounding for
  reverse stock
  split                      713              1             --             --             (1)            --             --

Stock subscription
  receivable          10,000,000         10,000             --             --             --             --         10,000

Stock issued for
  services from
  December 2002
  through
  March 31, 2003       1,369,400          1,369             --             --        159,406             --        160,775

Stock issued to
  officer in
  exchange for
  debt                 2,000,000          2,000             --             --         18,000             --         20,000

Stock issued in
  exchange for debt      360,000            360             --             --         62,640             --         63,000

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


                                                      GFY FOODS, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED MARCH 31, 2004 and 2003


                               COMMON STOCK                PREFERRED STOCK          ADDITIONAL
                                                                                     PAID-IN      ACCUMULATED
                         SHARES         AMOUNT          SHARES          AMOUNT       CAPITAL        DEFICIT        TOTAL
                         ------         ------          ------          ------       -------        -------        -----
Conversion of
  Preferred stock
  into common            600,000            600       (400,000)      (400,000)       399,400             --             --

Proceeds of Stock
  Subscription
  received            (2,110,000)            --             --             --        268,371             --        268,371
                       2,110,000             --             --             --         (2,110)            --         (2,110)

Net loss for period
  ended March 31, 2003        --             --             --             --             --     (1,730,364)    (1,730,364)
                     ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at March
  31, 2003            14,374,470    $    14,374             --    $        --    $ 1,837,716    $(2,544,004)   $  (691,914)

Stock issued to
  retire options         500,000            500             --             --           (500)            --             --

Stock issued in
  exchange for debt  422,385,000        422,385             --             --        303,457             --        725,842

Stock issued for
  services in period
  ending March
  31, 2004         1,844,974,000      1,844,974             --             --      3,323,926             --      5,168,900

Stock issued to
  officer in
  exchange for debt    1,500,000          1,500             --             --        148,500             --        150,000

Proceeds of Stock
  Subscription
  received            (2,407,691)            --             --             --        505,466             --        505,466
                       2,407,691             --             --             --         (2,408)            --         (2,408)

Cancellation of
  remaining
  Regulation S
  Offering            (5,482,309)        (5,482)            --             --             --             --         (5,482)

Cancellation of
  stock                   (1,000)            (1)            --             --              1             --             --

Stock issued for
  Purchase Option         15,000             15             --             --          1,485             --          1,500

Value of conversion
  feature on debt
  issued                      --             --             --             --         90,686             --         90,686

Stock issued for
  acquisition of
  GFY, Inc.           20,000,000         20,000             --             --              1             --         20,001

Net loss for period
  ended March 31, 2004        --             --             --             --             --     (1,910,846)    (1,910,846)
                     ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
  March 31, 2004   2,298,265,161    $ 2,298,265             --    $        --    $ 6,208,330    $(4,454,850)   $ 4,051,745
                  ===============   ============   ============   ============   ============   ============   ============



                                    The accompanying notes are an integral part of these
                                             consolidated financial statements.

                                                            F-7

                                GFY FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                     YEAR ENDED     YEAR ENDED
                                                      MARCH 31,      MARCH 31,
                                                        2004           2003
                                                    ------------   ------------

Cash flows from Operating Activities:
  Net loss                                           (1,910,846)    (1,730,364)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization                             2,912            584
Amortization of discounts on notes payable
   and deferred issuance costs                           94,713        135,143
Increase in receivables                                  (2,527)        13,465
Increase in prepaid expenses                         (4,965,037)       282,135
Deferred expenses                                         5,411         (4,990)
Increase in payables                                    683,607         74,829
Decrease in accrued expenses                            (30,462)        62,048
Items paid with common stock                          5,235,400        439,953
Interest paid with common stock                         252,736             --
Stock subscription receivable                                 0         43,486
Deposits                                                      0          6,757
Accrued interest paid with common stock                  18,714             --
                                                    ------------   ------------
  NET CASH USED IN OPERATING ACTIVITIES                (615,379)      (676,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of property and equipment                     3,150         23,374
Deposit on acquisition                                     (500)            --
Cash included in acquisition                              7,380             --
Acquisition costs                                        34,702             --
Payable on investments                                        0         10,000
Inventory                                                     0         23,795
Investment                                              (55,000)       (20,000)
                                                    ------------   ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES             (10,268)        37,169

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock                                    505,466        272,621
Note repayment                                          (85,949)      (141,405)
Net proceeds from notes issued                          118,900        462,936
Payments on capital lease                                     0        (10,493)
Shareholder loans                                        46,946             --
Repayment of shareholder loans                          (11,516)       123,696
                                                    ------------   ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES             573,847        707,355
                                                    ------------   ------------

Net increase (decrease) in cash                         (51,800)        67,570

Cash, at beginning of period                             53,296        (14,274)
                                                    ------------   ------------

Cash, at end of period                                    1,496         53,296
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $    10,084    $    19,899
  Cash paid for taxes                               $        --    $        --

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

On June 15, 2004, the Registrant authorized a reverse two hundred and fifty-for-one split. This reverse stock split was effective on July 12, 2004 and reduced the number of shares outstanding from 7,999,665,161 to approximately 31,998,661.

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

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed, as their effect is antidilutive.

On June 15, 2004, the Registrant approved a reverse stock split at a rate of 250 shares to 1. This reverse stock split is to take effect on or about July 12, 2004. If this reverse stock split were to have taken effect on March 31, 2004, the weighted average number of shares outstanding would have been 222,455. The loss per share would have been $8.59 per share.

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

Future annual minimum lease payments for all non-cancelable operating leases as of December 31, 2003, are as follows:

                                    Operating
                                      Lease
     Year ending March 31,           ------
            2005                     4,800
            2006                     4,800
            2007                     4,800
            2008                     4,800
            2009                     5,300
            2010 and beyond         22,500
                                    -------
Total lease payments under
  Operating lease                  $47,000
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

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes at March 31, 2004 are as follows:

     Current- Federal                       $          0
     Deferred- Federal                                 0
                                            -------------
     Income tax provision                   $          0
                                            =============

A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:

     Expected amount using
     U.S. Federal statutory rate            $   (649,688)
     Change in valuation
       allowance                                 649,688
                                            -------------
     Effective tax                          $          0
                                            =============

Deferred tax assets (liabilities) consisted of the following at March 31, 2004.

     Deferred tax assets

     Net operating loss
       carryforwards                        $  1,038,000
     Deferred tax liability                            0
                                            -------------
                                               1,038,000

     Valuation allowance                      (1,038,000)
                                            -------------

     Net asset                              $          0
                                            =============

At March 31, 2004, the Company has net operating loss (NOL) carryforwards totaling approximately $3.054 million. The carryforwards begin to expire in the fiscal year 2017. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March 31, 2004 was $649,688.

NOTE 8 - PREPAID EXPENSES/OTHER PAYABLES

The Registrant has entered into several consulting agreements with various individuals and entities. Some of these consulting fees have been paid. The Registrant has recorded these agreements as a liability to the extent that the obligation remained unpaid as of March 31, 2004. The total value of the agreements was recorded as a prepaid expense at their gross value at the time the agreements were entered into and this value has been amortized over the term of the agreement. Some payments under the agreements have been made, primarily through the issuance of shares of common stock of the Registrant. The payable associated with these consulting agreements at March 31, 2004 was $702,500. The prepaid expenses are summarized below:

Prepaid Expense Type   Current          Long-term         Unpaid liability
--------------------   -------          ---------         ----------------

Interest            $    3,422          $      835          $        0
Salary                 704,000           2,677,129                   0
Consulting           1,749,067                   0             642,500
Legal                  125,000                   0              60,000
                    -----------         -----------         -----------
                    $2,581,489          $2,677,964          $  702,500
                    ===========         ===========         ===========

The total amounts of prepaid consulting fees, as of March 31, 2004 was $1,749,067. All of these prepaid expenses will be amortized over the fiscal year ended March 31, 2005.

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

As of August 3, 2004, Mr. Schwalb owned 165,170,004 shares out of 215,999,537 post-reverse split shares outstanding, or 76.5% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

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

On June 15, 2004, the Registrant approved a reverse stock split at a rate of 250 shares to 1. This reverse stock split is to take effect on or about July 12, 2004. If this reverse stock split were to have taken effect on March 31, 2004, the total number of shares outstanding would have been 222,455. The loss per share would have been $8.59 per share.

Under the terms of the employment agreement that GFY entered into with its President, Edward Schwalb, Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As a result of this clause, GFY issued to Mr. Schwalb 2,500,000,000 shares in May of 2004. As a result of this stock issuance, Mr. Schwalb owned 165,170,004 shares out of 215,999,537 post-reverse split shares outstanding, or 76.5% of the outstanding common stock.

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

NOTE 13 - CORRECTION OF ERRORS

The Registrant originally recorded a consulting agreement between its President and a consultant as an obligation of the Registrant. The agreement has been cancelled and should not have been recorded as an obligation of the Registrant. The Registrant originally recorded net prepaid expense of $3,958,333, consulting expense of $976,267 and an accrued expense of $4,934,600. The Registrant has corrected the errors by removing the prepaid expense, consulting expense and accrued expense from its accounting records in the amounts listed above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ------- FINANCIAL DISCLOSURES

None.


ITEM 8A. CONTROLS AND PROCEDURES.
--------

The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In his opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. The primary weakness in GFY's disclosure controls and procedures is the fact that the CEO and CFO has no accounting or financial experience. Nonetheless, GFY has hired outside accountants, attorneys and consultants to assist in minimizing the effect of this weakness.

There have been no significant changes in GFY's internal controls. However, in light of the fact that GFY originally recorded a consulting agreement between its President and a consultant as an obligation of GFY, when the agreement should not have been recorded as an obligation of GFY, GFY is evaluating how to improve its controls and procedures, which may include hiring an experienced chief financial officer to avoid such errors in the future.

GFY originally recorded net prepaid expense of $3,958,333, consulting expense of $976,267 and an accrued expense of $4,934,600. GFY has corrected the errors by removing the prepaid expense, consulting expense and accrued expense from its accounting records in the amounts listed above.

Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; ------- COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of GFY are set forth below; there are no other promoters or control persons of GFY. The directors named below will serve until the next annual meeting of GFY's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. It should be noted that the Company has not held an annual meeting within the past two or more years and no annual meeting is presently scheduled. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of GFY's affairs. Within the past five years, Edward E. Schwalb, the sole director and executive officer of GFY has not been a party to any material pending legal proceedings and, to the best of his knowledge, no such action by or against him has been threatened.

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

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's chief executive officer, chief financial officer, principal accounting officer and controller, or persons performing similar functions. The "Code of Ethics" is attached hereto as Exhibit 14. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following: 1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. 2. Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company. 3. Compliance with applicable governmental laws, rules and regulations. 4. The prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the code. 5. Accountability for adherence to the Code of Ethics.

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

Based solely upon a review of the copies of the forms furnished to GFY and information involving securities transactions of which GFY is aware, GFY believes that during the fiscal year ending March 31, 2004, that it has advised the appropriate parties and entities of the compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders. For the year ended March 31, 2004, GFY is aware of one individual, Edward E. Schwalb, who failed to timely file reports under Section 16(a).

Mr. Schwalb failed to timely file form 3 following his receipt of 20,000,000 shares of the Company's common stock pursuant to the Company's January 12, 2004 acquisition of GFY, Inc. Mr. Schwalb filed Form 3 late on April 9, 2004. During the fiscal year ended March 31, 2004, Edward Schwalb was involved in 19 transactions involving the acquisition or sale of shares of GFY Foods, Inc. None of these transactions was reported on Form 3 or Form 4 on a timely basis.

Mr. Schwalb made late filings on Form 4 on April 9, 2004, May 7, 2004, July 6, 2004, and July 22, 2004.

The Form 4 filings of Edward E. Schwalb disclose numerous sales of shares of GFY by Mr. Schwalb. While Mr. Schwalb believes that such sales are allowed due to the registration of the shares pursuant to a current S-8 Registration Statement being on file with the Securities and Exchange Commission. Mr. Schwalb has been advised that if such is not the case, a claim might arise that such sales were in violation of Federal Securities Laws or the Rules and Regulations adopted pursuant thereto.

The Registrant believes that Mr. Schwalb has currently made all required filings required under Section 16(a), although his filings to date have all been delinquent.

ITEM 10. EXECUTIVE COMPENSATION.
--------

         Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2003, 2002, and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by current and former Presidents and Chief Executive Officers.

                                                   Summary Compensation Table

                                         Annual Compensation                                     Long-term Compensation

    Name and           Fiscal                                Other         Restricted       Securities                  All
    principal          Year                                  annual          stock          underlying     LTIP        other
    position           Ended          Salary       Bonus  compensation       awards        options/SARs   payouts   compensation
       (a)              (b)            (c)          (d)        (e)             (f)             (g)          (h)         (i)
Edward Schwalb,       3/31/2004      62,500 (1)      0          0          138,871 (2)          0            0           0
President & Director

Michael Meservy,      3/31/2004       7,500          0          0                0              0            0           0
Former President

Charles Blake         3/31/2004       4,500          0          0                0              0            0           0
Former President

Jon H. Marple,        3/31/2004      60,000 (3)      0          0                0              0            0           0
Former CEO            3/31/2003     120,000 (3)      0          0                0              0            0           0
                      3/31/2002      86,000 (4)      0          0                0         36,667 (5)        0           0

Mary E. Blake,        3/31/2004      60,000 (3)      0          0                0              0            0           0
Former President      3/31/2003     120,000 (3)      0          0                0              0            0           0
                      3/31/2002      30,000          0          0                0         36,667 (5)        0           0

-------------------
(1) Includes $11,350 of compensation accrued and not paid as of March 31, 2004.
(2) On January 16, 2004, Edward Schwalb entered into an employment agreement with GFY, which included a clause to ensure that Mr. Schwalb maintained an ownership percentage in GFY of 70%. As a result of this clause, GFY issued to Mr. Schwalb a total of 1,270,000,000 shares of its restricted common stock. This stock was valued at $3,520,000 and is being amortized over the 60-month term of the employment agreement. The amount shown above represents the amortization of this value through March 31, 2004. In May of 2004, an additional 2,500,000,000 shares were issued to Mr. Schwalb. This stock was valued at par value of $2.5m and will be amortized over the remainder of Mr. Schwalb's employment contract.
(3) Jon H. Marple and Mary E. Blake, husband and wife, have accrued and unpaid salaries of $24,509 as of March 31, 2004. Ms. Blake received 1,500,000 shares of restricted stock in lieu of back pay of $150,000 due to her and Mr. Marple in June of 2003.
(4) Includes $25,990 of compensation that was not paid and was treated as a contribution to capital of F10.

(5) Both Mr. Marple and Ms. Blake received 1,000,000 options at a price of $.25 per share as part of their employment contracts dated January 1, 2002. After the effect of the three hundred for one reverse split on December 2, 2002, these options were adjusted to purchase 3,334 shares of new common stock at a price of $75.00 per share, and became virtually worthless and were cancelled. 1/3 of these options, or 1,111 reverse split adjusted optons , vested on June 30, 2002. The value of the options, which vested on June 30, 2002, was calculated at the current value of the stock at March 31, 2002 of $0.36 less the option price of $0.25. After the reverse stock split effectuated by F10 in December of 2002, the outstanding options were cancelled.

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

As of August 3, 2004, Mr. Schwalb owned 165,170,004 shares out of 215,999,537 post-reverse split shares outstanding, or 76.5% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

The following table sets forth certain information regarding the beneficial ownership of GFY's common stock by each person or group that is known by GFY to be the beneficial owner of more than five percent of its outstanding common stock, each director and officer of GFY and all directors and executive officers of GFY as a group as of August 10, 2004 after accounting for a two hundred and fifty to one reverse stock split that was effective on July 12, 2004. Unless otherwise indicated, GFY believes that the person named in the table below, based on information furnished by such owner, has sole voting and investment power with respect to the common stock beneficially owned by him, where applicable.

Title of        Name and Address of            Amount and Nature        Percent
 Class            Beneficial Owner          of Beneficial Ownership    of Class

Common          Edward E. Schwalb                 165,170,004           76.47%
                497 LaSalle Lane
                Buffalo Grove, IL 60089

All Directors and Officers as a Group             165,170,004           76.47%
(1 Person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------

On December 15, 2003, GFY, Inc. entered into a note agreement in the amount of $5,000 with Eric Schwalb, the brother of the President and sole director of the Registrant. The note carried an interest rate of 15% and was due and payable on February 15, 2004. The note, including accrued interest, is convertible into common stock of the Registrant at a 50% discount to the bid price at the date of conversion. As of the date of this filing, the note has not been paid and is delinquent. Discussions regarding the conversion of the note to stock as payment for the debt are ongoing between Edward Schwalb and the Company.

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

Upon the acquisition of GFY, Inc., the Registrant acquired, as part of the GFY, Inc. assets and liabilities, a note payable to Edward Schwalb in the amount of $48,526. This amount was attributable to expenses paid, including acquisition costs, of the Frullati Cafe and Bakery franchise owned by GFY, Inc. As of March 31, 2004, GFY owed a balance of $37,460 on this loan.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
--------

(a)      EXHIBITS

(3)(i)   Articles of Incorporation and amendments thereto. (1)
(3)(ii)  By-laws. (1)
(10.1) Agreement and Plan of Reorganization by and among F10 Oil & Gas Properties, Inc., a Nevada corporation, and GFY, Inc., an Illinois corporation, dated as of January 12, 2004. (2)
(10.2) Escrow Agreement by and among F10 Trading, Inc., Petrex Corporation and Weed & Co., L.P. (3)
(10.3) Employment Agreement by and between GFY Foods, Inc. and Edward Schwalb dated January 16, 2004 and the Amendment thereto dated May 5, 2004 (4)
(10.4)   Franchise Agreement between Kalaha Franchise Corp. and GFY, Inc.
(10.5) Agreement between GFY Foods, Inc. and Jorge Castro, Consultant dated January 28, 2004
(10.6) Consulting Agreement between GFY Foods, Inc. and Sunil Aghi dated January 16, 2004
(10.7) Consulting Agreement between GFY Foods, Inc. and White Rhino Consulting, Inc. dated January 12, 2004
(10.8) Consulting Agreement between GFY Foods, Inc. and Lee Traupel dated January 28, 2004
(10.9) Consulting Agreement between GFY Foods, Inc. and Martin Wozniak dated February 25, 2004
14       CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS
31.1     CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002
31.2     CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002
32.1     CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002
32.2     CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

---------------
   (1) Previously filed as an exhibit to the company's Form 10-SB and amendments thereto, filed July 31, 2001 (File No. 000-33029) and incorporated herein by reference.
   (2) Previously filed as an exhibit to the Registrant's filing of a Form 8-K (File No. 000-33029) and incorporated herein by reference.
   (3) Previously filed with the Registrant's filing of a Form 8-K on November 7, 2001 (File No. 000-33029) and incorporated herein by reference.
   (4) Previously filed with the Registrant's filing of a Form 8-K on May 5, 2004 (File No. 000-33029) and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         On January 14, 2004, an 8-K was filed disclosing the acquisition of GFY, Inc. The Registrant also disclosed its name change to GFY Foods, Inc. and that it had increased its number of authorized shares of common stock from 75 million to 2 billion.

         On March 30, 2004, an 8-K was filed disclosing that the Registrant had increased its number of authorized shares from 2 billion to 4 billion. The Registrant also disclosed the issuance of one billion shares of common stock to Edward Schwalb, the President of GFY, under the terms of his employment agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------

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

                                             GFY Foods, Inc.


                                             By: /S/ EDWARD E. SCHWALB
                                                 ---------------------
                                             Name: EDWARD E. SCHWALB
                                             TITLE: PRESIDENT

                                             DATE: AUGUST 23, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                     Title                              Date
----                                     -----                              ----

/s/ EDWARD E. SCHWALB        President, and Sole Director       August 23, 2004
Edward E. Schwalb            (CEO and CFO)