Form 10QSB
period 2004-06-30
GFY FOODS INC
filed 2004-08-23
CIK 1145421

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                         Commission file number 0-33029

                                 GFY FOODS, INC.
            Incorporated pursuant to the Laws of the State of Nevada

                              --------------------

        Internal Revenue Service - Employer Identification No. 87-0382438


                              601 Deerfield Parkway
                             Buffalo Grove, IL 60089
                                 (847) 353-7554
                              --------------------
      Address of principal executive offices and Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]            No [ ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on August 12, 2004, was 216,399,537.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

    ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004

             CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30,
               2003 AND JUNE 30, 2004

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30,
               2003 AND JUNE 30, 2004

    STATEMENT OF SHAREHOLDERS DEFICIT FROM MARCH 31, 2003
    THROUGH JUNE 30, 2004

             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    ITEM 3.  CONTROLS & PROCEDURES

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    ITEM 5.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING JUNE 30, 2004.

                                 GFY FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

ASSETS
                                                                   JUNE 30, 2004
                                                                    ------------
CURRENT ASSETS:
Cash                                                                        518
Investment income receivable                                              1,200
Prepaid expenses                                                      2,528,128
Inventory                                                                 1,550
                                                                    ------------
Total current assets                                                  2,531,396

Property & equipment, net (Note 3)                                       37,708

Franchise fee, net of amortization of $4,567                             49,558
Long-term portion of prepaid expenses                                 4,278,324
Oil & gas investments                                                    75,000
                                                                    ------------
Total assets                                                          6,971,986
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        181,035
Accrued expenses                                                         42,852
Other payables                                                           19,500
Notes payable, net of discounts of $106,965                             245,399
Payable to former officers                                               54,799
Payable to current officers                                             112,676
                                                                    ------------
Total current liabilities                                               656,261

Long-term portion of notes                                                6,000
                                                                    ------------
Total liabilities                                                       662,261

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 50,000,000 shares
  authorized, none outstanding                                               --
Common stock, par value $0.001;
  8,000,000,000 shares authorized,
  32,399,537 shares outstanding                                          32,399
Additional paid-in capital                                           14,566,736
Accumulated deficit                                                  (8,289,410)
                                                                    ------------
Total stockholders' equity                                            6,309,725
                                                                    ------------

Total liabilities and stockholders' equity                            6,971,986
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 QUARTER ENDED     QUARTER ENDED
                                                 JUNE 30, 2004     JUNE 30, 2003
                                                  ------------     ------------
Net Revenues                                           27,395               --

Cost of Sales                                          13,322               --
                                                  ------------     ------------

Gross Profit                                           14,303               --

General and administrative expenses                 3,133,931               --
                                                  ------------     ------------

Loss from operations                               (3,119,858)              --

Investment Income                                       3,672               --
Loss from Discontinued Operations                          --         (179,186)
Interest Expense                                     (718,374)         (71,274)
                                                  ------------     ------------

Loss before provision for income taxes             (3,834,560)        (250,460)

Provision for income taxes                                 --               --

Net Loss                                           (3,834,560)        (250,460)
                                                  ============     ============

Basic net loss per weighted share                 $     (0.23)     $     (0.54)

Basic weighted average shares outstanding          16,658,616          459,747

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE MONTHS   THREE MONTHS
                                                        ENDED          ENDED
                                                    JUNE 30, 2004  JUNE 30, 2003
                                                     -----------   -----------
Cash flows from Operating Activities:
  Net loss                                           (3,834,560)     (250,460)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization                             3,457        26,506
Amortization of discounts on notes payable
  and deferred issuance costs                            39,420            --
Increase in receivables                                   1,692          (475)
Increase in prepaid expenses                         (1,546,999)       45,101
Deferred expenses                                             0         5,411
Increase in payables                                   (660,257)      (37,670)
Decrease in accrued expenses                             (2,083)        6,206
Items paid with common stock                          5,133,940        17,500
Interest paid with common stock                         663,317            --
Accrued interest paid with common stock                  21,683            --
                                                     -----------   -----------
  NET CASH USED IN OPERATING ACTIVITIES                (180,390)     (187,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of property and equipment                         0          (557)
Acquisition of new restaurant                           (35,000)           --
Inventory                                                   350            --
Investment                                                    0       (10,000)
                                                     -----------   -----------

  NET CASH PROVIDED BY INVESTING ACTIVITIES             (34,650)      (10,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                    110,000       152,297
Note repayment                                          (15,204)      (10,835)
Net proceeds from notes issued                           43,600            --
Shareholder loans                                        75,666        12,727
                                                     -----------   -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             214,062       154,189
                                                     -----------   -----------

Net increase (decrease) in cash                            (978)      (44,249)

Cash, at beginning of period                              1,496        53,296
                                                     -----------   -----------

Cash, at end of period                                      518         9,047
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                             $    5,513    $    8,026
  Cash paid for taxes                                $       --    $       --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           GFY FOODS, INC.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                                              COMMON STOCK                      PREFERRED STOCK
                                    ---------------------------------   ---------------------------------
                                        SHARES            AMOUNT            SHARES            AMOUNT
                                    ---------------   ---------------   ---------------   ---------------
Balance at March 31, 2002                9,851,910    $        9,852                --                --

Value of Warrants issued in
  conjunction with notes payable                --                --                --                --

Stock Issued in
  Private Placement                         14,286                14                --                --

Stock sold under option
  agreements in quarter ended
  September 30, 2002                       600,000               600                --                --

Stock Issued for Services from
  April 1, 2002 through
  December 2, 2002                       2,841,000             2,841                --                --


Preferred Stock issued in
  rescinded acquisition                         --                --         4,200,000         4,200,000

Preferred Stock cancelled
  upon rescission                               --                --        (3,800,000)       (3,800,000)

Adjustment for 300 to 1 reverse
  stock split                          (13,262,839)          (13,263)               --                --

Rounding for reverse stock split               713                 1                --                --

Stock subscription receivable           10,000,000            10,000                --                --

Stock issued for services from
  December 2002 through March
  31, 2003                               1,369,400             1,369                --                --


Stock issued to officer in
  exchange for debt                      2,000,000             2,000                --                --

Stock issued in exchange for debt          360,000               360                --                --

Conversion of Preferred stock
  into common                              600,000               600          (400,000)         (400,000)

Proceeds of Stock Subscription
  received                              (2,110,000)               --                --                --

                                         2,110,000                --                --                --
Net loss for period ended
  March 31, 2003                                --                --                --                --
                                    ---------------   ---------------   ---------------   ---------------

Balance at March 31, 2003               14,374,470    $       14,374    $           --    $           --

Stock issued to retire options             500,000               500                --                --

Stock issued in exchange
  for debt                             422,385,000           422,385                --                --

Stock issued for services in
  period ending March 31, 2004       1,844,974,000         1,844,974                --                --

Stock issued to officer in
  exchange for debt                      1,500,000             1,500                --                --

Proceeds of Stock Subscription
  received                              (2,407,691)               --                --                --

                                         2,407,691                --                --                --

Cancellation of remaining
  Regulation S Offering                 (5,482,309)           (5,482)               --                --

Cancellation of stock                       (1,000)               (1)               --                --

Stock issued for Purchase Option            15,000                15                --                --

Value of conversion feature
  on debt issued                                --                --                --                --

Stock issued for acquisition
  of GFY, Inc.                          20,000,000            20,000                --                --

Net loss for period ended
  March 31, 2004                                --                --                --                --
                                    ---------------   ---------------   ---------------   ---------------

Balance at March 31, 2004            2,298,265,161    $    2,298,265    $           --    $           --

Stock issued for exercise
  of options                           385,000,000           385,000                --                --

Stock issued for services in
  three months ended June
  30, 2004                           4,615,000,000         4,615,000                --                --

Stock issued to retire debts           795,000,000           795,000                --                --

Stock issued for acquisition             6,000,000             6,000                --                --

Value of conversion feature
  on debt issued                                --                --                --                --

Adjustment for 250:1 reverse
  stock split                       (8,066,865,624)       (8,066,866)               --                --

Net loss for three months
  ended June 30, 2004                           --                --                --                --
                                    ---------------   ---------------   ---------------   ---------------

Balance at June 30, 2004                32,399,537    $       32,399    $           --    $           --
                                    ===============   ===============   ===============   ===============
                                                                                              (CONTINUED)

                                       ADDITIONAL
                                        PAID-IN         ACCUMULATED
                                        CAPITAL           DEFICIT             TOTAL
                                    ---------------   ---------------   ---------------
Balance at March 31, 2002                  950,981          (813,640)          147,193

Value of Warrants issued in
  conjunction with notes payable            86,559                --            86,559

Stock Issued in
  Private Placement                          4,236                --             4,250

Stock sold under option
  agreements in quarter ended
  September 30, 2002                          (600)               --                --

Stock Issued for Services from
  April 1, 2002 through
  December 2, 2002                         277,571                --           280,412


Preferred Stock issued in
  rescinded acquisition                 (4,200,000)               --                --

Preferred Stock cancelled
  upon rescission                        3,800,000                --                --

Adjustment for 300 to 1 reverse
  stock split                               13,263                --                --

Rounding for reverse stock split                (1)               --                --

Stock subscription receivable                   --                --            10,000

Stock issued for services from
  December 2002 through March
  31, 2003                                 159,406                --           160,775


Stock issued to officer in
  exchange for debt                         18,000                --            20,000

Stock issued in exchange for debt           62,640                --            63,000

Conversion of Preferred stock
  into common                              399,400                --                --

Proceeds of Stock Subscription
  received                                 268,371                --           268,371

                                            (2,110)               --            (2,110)
Net loss for period ended
  March 31, 2003                                --        (1,730,364)       (1,730,364)
                                    ---------------   ---------------   ---------------

Balance at March 31, 2003           $    1,837,716    $   (2,544,004)   $     (691,914)

Stock issued to retire options                (500)               --                --

Stock issued in exchange
  for debt                                 303,457                --           725,842

Stock issued for services in
  period ending March 31, 2004           3,323,926                --         5,168,900

Stock issued to officer in
  exchange for debt                        148,500                --           150,000

Proceeds of Stock Subscription
  received                                 505,466                --           505,466

                                            (2,408)               --            (2,408)

Cancellation of remaining
  Regulation S Offering                         --                --            (5,482)

Cancellation of stock                            1                --                --

Stock issued for Purchase Option             1,485                --             1,500

Value of conversion feature
  on debt issued                            90,686                --            90,686

Stock issued for acquisition
  of GFY, Inc.                                  --                --            20,001

Net loss for period ended
  March 31, 2004                                --        (1,910,846)       (1,910,846)
                                    ---------------   ---------------   ---------------

Balance at March 31, 2004           $    6,208,329    $   (4,454,850)   $    4,051,745

Stock issued for exercise
  of options                                77,000                --           462,000

Stock issued for services in
  three months ended June
  30, 2004                                 169,741                --         4,784,741

Stock issued to retire debts                    --                --           795,000

Stock issued for acquisition                 1,200                --             7,200

Value of conversion feature
  on debt issued                            43,600                --            43,600

Adjustment for 250:1 reverse
  stock split                            8,066,866                --                (1)

Net loss for three months
  ended June 30, 2004                           --        (3,834,560)       (3,834,560)
                                    ---------------   ---------------   ---------------

Balance at June 30, 2004            $   14,566,736    $   (8,289,410)   $    6,309,725
                                    ===============   ===============   ===============


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                 6

                         F10 OIL & GAS PROPERTIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

GFY Foods, Inc, formerly F10 Oil & Gas Properties, Inc., (hereinafter referred to as "GFY" or the "Registrant"), is a company that owns and operates franchised restaurants in Illinois and Indiana. Until January 12, 2004, the Registrant was in the business of making investments in oil and natural gas exploration and oil and natural gas producing properties.

The operations of the Registrant during the period in which it was solely engaged in the investment in oil and gas opportunities is shown as discontinued business operations in the consolidated financial statements. The Registrant still holds oil and gas investments. The net income derived from these holdings after January 12, 2004 is shown as investment income in the consolidated financial statements.

The Registrant approved a two hundred and fifty for one reverse stock split on June 15, 2004. The effective date of the reverse stock split was July 12, 2004. The consolidated financial statements reflect the effects of this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended June 30, 2004 are not necessarily indicative of the results which may be expected for an entire fiscal year.


NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended June 30, 2004 and June 30, 2003 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. After accounting for the reverse stock split approved on June 15, 2004, the weighted average number of shares outstanding for the three months ended June 30, 2004 was 16,658,616. The weighted average number of shares outstanding for the three months ended June 30, 2003 was 459,747 after adjusting for the reverse stock split.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $3,834,560 for the three months ended June 30, 2004. The Registrant has incurred total losses of $8,289,410 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if GFY is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2004:

Equipment                                     $ 47,295
Less accumulated depreciation                   (9,587)
                                              ---------
                                              $ 37,708
                                              =========

NOTE 5 -   NOTES PAYABLE

From December 2003 through June 30, 2004, the Registrant has issued promissory notes to third parties totaling $162,500 under various private placements. The notes carry interest rates from 15-25% per annum and have terms varying from 34 days to 12 months from the date of issuance. All of these notes are convertible into common stock of the Registrant at a discount to the market price of the stock. The discount rate upon conversion into common stock varies from 50% to 90% (a 90% discount rate would allow a $10,000 note holder to convert his note into $100,000 worth of the Registrant's common stock). An aggregate value of $153,929 was assigned to the conversion feature on the notes. This was accounted for as a discount to the notes payable and is being amortized over the terms of the notes. As of June 30, 2004, the discount on these notes payable is $94,952.

The Registrant had previously entered into note agreements with various third parties prior to June 30, 2003. Many of these notes have been settled through the issuance of restricted common stock of the Registrant. GFY continues to negotiate settlements on these notes.

The principal balance on all of the remaining notes totals $358,364 as of June 30, 2004. The total discount on all notes payable as of June 30, 2004 is $106,965.

In the quarter ended June 30, 2004, the Registrant issued 3,180,000 reverse-split adjusted shares (795,000,000 shares prior to the reverse stock split approved on June 15, 2004) of its restricted common stock to settle total debts of $131,683, including accrued interest. The Registrant also made a cash payment to pay a $10,000 note that had accrued interest of $258.

As of June 30, 2004, GFY was in default on notes with a principal balance totaling $235,433. The Registrant is actively involved in negotiating settlements with the holders of some of these notes.

NOTE 6 - SUBSEQUENT EVENTS

After June 30, 2004, the Registrant entered into a settlement agreement with the holder of a $50,000 note. This note was settled through the issuance of 20,000,000 shares of restricted common stock of the Registrant. GFY valued this stock at $0.005 per share, or a total of $100,000.

On June 15, 2004 the Registrant approved a two hundred and fifty for one reverse stock split. This stock split was effective on July 12, 2004. The Registrant has accounted for this stock split as being effective as of June 30, 2004 in the preparation of these consolidated financial statements.

The Registrant entered into an agreement to acquire a third Frullati Cafe franchise in May of 2004. The acquisition of this franchise in Willowbrook, Illinois was closed and became effective in July of 2004.

The Registrant entered into an agreement to acquire the Dionysus Greek Restaurant in Worth, Illinois on August 1, 2004. The terms of the agreement call for the Registrant to issue shares of its restricted common stock worth a total of $450,000 to the owners of the Dionysus restaurant. This acquisition has yet to be finalized.

On July 21, 2004, the Registrant issued 150,000,000 shares of its restricted common stock to its President, Ed Schwalb. The stock was issued under the terms of the Registrant's employment agreement with Mr. Schwalb. The stock was valued at par value of $0.001 per share and the aggregate value of $150,000 will be amortized over the remaining life of the employment agreement (approximately 4 1/2 years).

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                          (Period Ending June 30, 2004)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Registrant's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Registrant to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Registrant, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Registrant disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Since the Registrant has changed its line of business as of January 12, 2004, direct comparisons to the same period (quarter over quarter) have not been made as the Registrant believes that they would not be meaningful.

Results of Operations -

Revenues

GFY reported total revenues of $27,395 from the operations of its two Frullati Cafe franchises in the quarter ended June 30, 2004. The Buffalo Grove franchise was in operation for the entire quarter. The revenues generated from this franchise were $21,669. The Registrant closed on the acquisition of the Frullati cafe in Elkhart, Indiana on May 1, 2004. The revenues from the Elkhart franchise were $5,726 in May and June of 2004.

GFY was not involved in its current line of business in the same quarter of 2003. The Registrant had reported revenues from its oil and gas operations of $1,593 in the quarter ended June 30, 2003. These revenues are included in the loss from discontinued operations in the financial statements included in this report.

Cost of Sales

GFY's cost of sales for the quarter ended June 30, 2004 was equal to $13,322.

The Registrant was not involved in its current line of business in the same quarter of 2003. The Registrant had reported cost of sales of $331 from its oil and gas operations in the quarter ended June 30, 2003. These revenues are included in the loss from discontinued operations in the financial statements included in this report.

General and Administrative Expenses

General and administrative expenses in the three-month period ended June 30, 2004 totaled $3,133,931. Of the expenses in the current quarter, amounts paid to consultants and officer's salaries represented the largest portion of expenses. The Registrant incurred professional fees of $2,440,412 in the current quarter. This amount was primarily paid in stock and represented 77.9% of total general and administrative expenses. The Registrant also accrued and paid $543,778 in salaries to officers. This amount represented 17.4% of total general and administrative costs. Nearly all of the officer's compensation was paid through the issuance of common stock to Ed Schwalb, the President and sole officer and director of the Registrant.

The general and administrative expenses for the three-month period ended June 30, 2003 are included in the net loss from discontinued operations in the financial statements. General and administrative expenses in the three-month period ended June 30, 2003 totaled $180,448. Of these expenses, amounts paid for professional fees and consultants represented the largest portion of expenses. The Registrant incurred professional fees of $81,702 in the quarter ended June 30, 2003. This amount was primarily paid in stock and represented 45.2% of total general and administrative expenses. The Registrant also accrued and paid $60,000 in salaries to officers. This amount represented 33.3% of total general and administrative costs. (See Item 2, Changes in Securities).

Interest Expense

The Registrant incurred total interest expense of $718,374 in the quarter ended June 30, 2004. The majority of this interest was incurred on the settlement of two notes. The Registrant issued a total of 795,000,000 pre-reverse split shares of its restricted common stock (3,180,000 shares of reverse split adjusted shares) to settle two notes that totaled $110,000 and had accrued interest of $21,683. The Registrant valued the stock issuance at par value, for a total valuation of $795,000. The difference between the principal balance of the note plus the accrued interest and the par value was recorded as additional interest expense. This resulted in an additional $663,317 in interest expense in the current quarter. The remaining interest expense was from the accrual of interest on the Registrant's various notes payable.

The Registrant incurred interest expense of $71,274 in the quarter ended June 30, 2003.

The current quarter's interest expense represents an increase of 908% from the interest expense incurred in the same quarter of 2003. This increase is primarily due to the adjustment made on the settlement of notes with common stock as described above. The average debt balance of the Registrant is currently lower than it was in the previous quarter.

Net Loss

GFY incurred a net loss of $3,834,560 in the current quarter ended June 30, 2004. This represents a loss per share of $(0.23) after accounting for the two-hundred and fifty to one reverse stock split approved on June 15, 2004.

The Registrant's net loss for the quarter ended June 30, 2003 was $250,460. This represents a reverse split adjusted net loss per share of $(0.54) per share.

The net loss in the current quarter is 1431% more than the loss from the quarter ended June 30, 2003. The Registrant has incurred substantial losses due to the payment of employee compensation to Edward E. Schwalb and consulting fees with its common stock and through the settlement of debts through the issuance of common stock.

Liquidity and Capital Resources

During the quarter ended June 30, 2004 net cash used by the operating activities of the Registrant was $187,881. This loss was primarily supported through the issuance of notes payable and through the sale of common stock under option agreements with two consultants.

During the quarter ended June 30, 2003 net cash used by operating activities was $187,881. The Registrant supported this operating loss through the issuance of restricted stock issued under an offering under Regulation S of the Securities Exchange Act.

The Registrant's current assets as of June 30, 2004 were $2,531,396 and its current liabilities equaled $656,261, generating net working capital of $1,875,135. However, the vast majority of the Registrant's current assets are prepaid expenses. Without giving consideration to these prepaid expenses, the Registrant would have current assets of only $3,268 and a net working capital deficit of $652,993.

The Registrant hopes to be able to fund future operations through private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings. Further, the Registrant anticipates increasing its revenues through the additional acquisition of Frullati franchises and other restaurants.


ITEM 3. CONTROLS & PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, Edward E. Schwalb, has, during the quarter ended June 30, 2004, made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In his opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. The primary weakness in GFY's disclosure controls and procedures is the fact that Edward E. Schwalb, the CEO and CFO, has no accounting or financial experience. Nonetheless, GFY has hired outside accountants, attorneys and consultants to assist in minimizing the effect of this weakness.

There have been no significant changes in GFY's internal controls during this quarter. However, in light of the fact that during the last fiscal year GFY recorded a consulting agreement between its President and a consultant as an obligation of GFY, when the agreement should not have been recorded as an obligation of GFY, GFY is evaluating how to improve its controls and procedures, which may include hiring an experienced chief financial officer to avoid such errors in the future.

Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         GFY, Inc. acquired the Buffalo Grove, Illinois Frullati franchise from an individual. GFY was required to make a balloon payment of $28,000 in December of 2003 under the terms of that agreement. GFY failed to make the requisite payment and, as a result, the entire balance of the note then due of approximately $61,000 was immediately payable. GFY has continued to make monthly payments on the note and, although the note holder has threatened legal action, no formal proceedings have occurred. GFY believes that as long as it continues to make monthly payments to the note holder, legal action or collection of the note will be avoided. The current balance on the note is $51,263, including accrued interest, as of June 30, 2004.

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

ITEM 2 - CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

GFY made the following sales of unregistered securities during the quarter ended June 30, 2004:

In April 2004, GFY issued 10,000,000 shares of restricted common stock (40,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to DeVerl Byington for services rendered to the Registrant. The Registrant valued this stock issuance at $10,000, or $.25 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In April 2004, GFY issued 6,000,000 shares of restricted common stock (24,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to the owners of Dynasty CB Holdings, Inc. in consideration of the acquisition of a Frullati Cafe franchise in Elkhart, Indiana. The Registrant valued this stock issuance at $15,000, or $0.625 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In April 2004, GFY issued 295,000,000 shares of restricted common stock (1,180,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to Benny Brown in settlement of a $50,000 note that he held with the Registrant. The note had accrued and unpaid interest of $4,933 at the time of settlement. The Registrant valued this stock issuance at par value at the time of issuance of $295,000, or $0.25 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In May 2004, GFY issued 2,500,000,000 shares of restricted common stock (1,180,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $2,500,000, or $0.25 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In May 2004, GFY issued 23,000,000 shares of restricted common stock (92,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to Devang Shah for services rendered to the Registrant. The total value of the stock was booked at $23,000, or $0.25 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In May 2004, GFY issued 23,000,000 shares of restricted common stock (92,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to Jayesh Patel for services rendered to the Registrant. The total value of the stock was booked at $23,000, or $0.25 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

In May 2004, GFY issued 500,000,000 shares of its reverse-split adjusted shares of restricted common stock (2,000,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares) to Travis Cook in settlement of a $50,000 note that he held with the Registrant. The note had accrued and unpaid interest of $16,750 at the time of settlement. The Registrant valued this stock issuance at par value at the time of issuance of $500,000, or $0.25 per reverse-split adjusted share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity;
(2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

NOTES PAYABLE

On April 1, 2004, GFY entered into a $20,000 note agreement with Patricia Fish. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 50% discount to the market price of GFY's common stock at any time during the term of the note.

Through April and May of 2004, GFY entered into note agreements with Kevin Mahar totaling $8,600. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 50% discount to the market price of GFY's common stock at any time during the term of the note.

On June 2, 2004, GFY entered into a $15,000 note agreement with SolutionStream, LLC. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 50% discount to the market price of GFY's common stock at any time during the term of the note.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2004, GFY was in default on notes with a principal balance totaling $235,433. The accrued interest on these notes as of June 30, 2004 was $22,272. The Registrant is actively involved in negotiating settlements on some of these notes and a note with a principal balance of $50,000 was settled in July of 2004 through the issuance of 20,000,000 reverse-split adjusted shares of restricted common stock of the Registrant.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5 - OTHER INFORMATION

Stock Issued to Consultants
---------------------------

The Registrant has engaged the services of various consultants to assist the Registrant and perform various duties for the Registrant. The consultants have been paid through the issuance of free-trading common stock of the Registrant. Some of the consultants have retained the services of subcontractors. The consultants may pay their subcontractors with cash, some of their GFY stock, or other consideration. GFY has also made payments to its president in the form of free trading common stock issued pursuant to its S-8 Registration Statement on file with the Securities and Exchange Commission. In the quarter ended June 30, 2004, the Registrant issued a total of 2,444,400,000 shares of stock that was registered under an S-8 filing made on January 20, 2004 (a total of 9,777,600 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). These shares were valued at the bid price of the stock on the date of issuance. The total value of these shares was recorded at $2,682,940. Of these shares, 75,000,000 shares were issued to the Registrant's president at a value of $82,000 (300,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). The remaining 2,369,400,000 shares were issued to consultants at a value of $2,600,940 (9,477,600 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares).

During the quarter ended June 30, 2004, Edward E. Schwalb sold shares of GFY common stock, as disclosed in his filings of Form 4. While Mr. Schwalb believes that such sales are allowed due to the registration of the shares pursuant to a current S-8 Registration Statement being on file with the Securities and Exchange Commission. Mr. Schwalb has been advised that if such is not the case, a claim might arise that such sales were in violation of Federal Securities Laws or the Rules and Regulations adopted pursuant thereto.

The following describes the services performed and compensation for each of the consultants who received more than $5,000 in free-trading common stock of the Registrant during the quarter ended June 30, 2004. The stock was registered under S-8 registrations made on January 19, 2004 and April 27, 2004. To the extent that the Registrant was aware of subcontractors performing services for the consultants that is disclosed below as well.

On January 28, 2004, the Registrant retained the services of Jorge Castro ("Castro") to act as a consultant to GFY Foods, Inc. Under the agreement with Castro, Castro is to act as GFY's exclusive strategic advisor for business combinations and is to arrange the introduction to strategic partners and supply consulting services to GFY's management. GFY was to pay Castro a non-refundable payment of $2,000,000 in common stock to compensate Consultant for time, fees and expenses. Under the terms of the Agreement, Castro may hire subcontractors and negotiate contracts with them to provide services to GFY under this

Agreement. Castro is also due a payment of $1,000,000 in cash or free-trading common stock of GFY if and when the Company enters into an agreement to acquire, in any manner, any business, assets or otherwise, introduced by Castro. Castro and GFY signed an addendum to their agreement on the date of execution to expand the Castro's duties to the development of a coffee import/export strategy. During the quarter ended June 30, 2004, the Registrant issued a total of 1,768,000,000 shares of its common stock to Castro (7,072,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $1,918,000.

Jorge Castro has sub-contracted both Agennoria Continental, A.C., Ltd. and Francisco Chacon as strategic partners to build our business internationally. The company is unaware of the amount of the sub-contractors' compensation from Castro.

The Registrant engaged the services of Sunil Aghi to provide the Registrant with strategic planning and marketing consulting services. In the quarter ended June 30, 2004, GFY issued 10,000,000 shares of its free trading common stock to Aghi (40,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $10,000.

The Registrant engaged the services of White Rhino Consultants, Inc. to perform various accounting services for the Registrant. White Rhino subcontracted these services to J.R. Marple and directed the Registrant to pay Marple directly for these services. In the quarter ended June 30, 2004, GFY issued 25,000,000 shares of its common stock, registered under its S-8 Registration Statement on file with the Securities and Exchange Commission, to Marple (100,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $27,000.

The Registrant engaged the services of Lee Traupel to design and develop the Registrant's website as well as assist the Registrant in investor relations and distribution of press releases. In the quarter ended June 30, 2004, GFY issued 15,000,000 shares of its common stock, registered under its S-8 Registration Statement on file with the Securities and Exchange Commission to Traupel (60,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $16,200.

The Registrant engaged the services of Edward T. Wells to perform legal services for the Registrant. In the quarter ended June 30, 2004, GFY issued 150,000,000 shares of its common stock, registered under its S-8 Registration Statement on file with the Securities and Exchange Commission to Wells (600,000 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $150,000.

The Registrant engaged the services of Devang Shah to provide the Registrant with various consulting services. In the quarter ended June 30, 2004, GFY issued 6,700,000 shares of its common stock, registered under its S-8 Registration Statement on file with the Securities and Exchange Commission to Shah (26,800 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $7,370.

The Registrant engaged the services of Jayesh Patel to provide the Registrant with various consulting services. In the quarter ended June 30, 2004, GFY issued 6,700,000 shares of its common stock, registered under its S-8 Registration Statement on file with the Securities and Exchange Commission to Patel (26,800 shares adjusted for the July 12, 2004 reverse-split of GFY's common shares). This stock was valued at $7,370.

Under the terms of a consulting agreement dated April 13, 2004, Tad Gygi was to provide the Registrant with business services related to management, strategic planning and marketing. Under the terms of the consulting agreement, Gygi was granted options to purchase 185,000,000 shares of common stock of the Registrant for an aggregate price of $45,000. These options were exercised during the quarter ended June 30, 2004.

 Under the terms of a consulting agreement dated April 19, 2004, Solution Stream, LLC was to provide the Registrant with business services related to management, strategic planning and marketing. Under the terms of the consulting agreement, Gygi was granted options to purchase 200,000,000 shares of common stock of the Registrant for an aggregate price of $65,000. These options were exercised during the quarter ended June 30, 2004.

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

Additional capital may be necessary to implement GFY's business plans. GFY believes that it may not have sufficient cash, cash equivalents and operating income to carry out its business plan of acquiring additional restaurants or other food service operations in the coming fiscal year ending March 31, 2005. GFY may require significant new capital in order to execute its business plan and believes that this capital may only be available through an offering of shares of its common stock. GFY's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms, we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain funds, we believe that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.1 Consulting Agreement by and between GFY Foods, Inc. and Tad Gygi dated April 13, 2004
         Exhibit 10.2   Consulting Agreement by and between GFY Foods, Inc. and
                        Solution Stream, LLC dated April 19, 2004
         Exhibit 10.3   Consulting Agreement by and between GFY Foods, Inc. and
                        Sunil Aghi dated June 1, 2004
         Exhibit 31.1 Certification of the Chief Executive Officer of GFY Foods, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 31.2 Certification of the Chief Financial Officer of GFY Foods, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of GFY Foods, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

On April 8, 2004, the Registrant filed an 8-K to disclose that on April 1, 2004 it had closed on an acquisition of a Frullati Cafe and Bakery in Elkhart, Indiana. The Registrant had originally entered into the Purchase Agreement (the "Agreement") with Dynasty CD Holdings to acquire the business on March 18, 2004. Under the terms of the Agreement, the Registrant was to pay a sum of Thirty-five thousand dollars ($35,000) payable as twenty thousand dollars ($20,000) in cash over a four-month term with the balance due through the issuance of fifteen thousand dollars ($15,000) worth of shares of restricted common stock. The Registrant made the stock payment and a payment of $500 in cash, but is delinquent and has not made any of the remaining cash payments due under this Agreement.

On April 20, 2004 the Registrant filed an 8-K to disclose that it had amended its Articles of Incorporation to increase its number of authorized shares of $0.001 par value common stock from 4,000,000,000 to 8,000,000,000.

On May 12, 2004, the Registrant filed an 8-K to disclose that it had amended its employment agreement with Ed Schwalb. The amendment to this agreement including adding a monthly salary of $25,000 per month and a bonus of $70,000 for each acquisition that he initiates and the Registrant closes during the term of the employment agreement. This same 8-K disclosed that the Registrant had issued 2.5 billion shares of post-reverse split common stock to Ed Schwalb (10,000,000 shares after accounting for the effects of the reverse stock split approved on June 15, 2004) under the terms of the employment agreement. Under the terms of the Registrant's employment agreement with Mr. Schwalb, Mr. Schwalb is authorized to maintain an ownership percentage of seventy percent (70%) of the outstanding shares of the Registrant. After this stock issuance, Mr. Schwalb owned 3,782,250,000 shares, or 62.77%, of the Registrant's 6,025,265,161 shares outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GFY Foods, Inc.


Dated:   August 23, 2004                    /s/ Edward Schwalb
                                            ----------------------
                                            President