Form 10QSB
period 2004-09-30
GFY FOODS INC
filed 2004-11-22
CIK 1145421

                       ----------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                   FORM 10-QSB
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2004

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


                              601 Deerfield Parkway
                             Buffalo Grove, IL 60089
                                 (847) 353-7554
                           --------------------------
      Address of principal executive offices and Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on November 17, 2004, was 3,476,734,906.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                 3

         CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004                  3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED
           SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004                          4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED
           SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004                          5

         STATEMENT OF SHAREHOLDERS DEFICIT FROM MARCH 31, 2003
           THROUGH SEPTEMBER 30, 2004

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                              10

     ITEM 3. CONTROLS & PROCEDURES                                            12

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                13

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                        14

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  17

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS                                              17

     ITEM 5. OTHER INFORMATION                                                17

SIGNATURE                                                                     18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING SEPTEMBER 30, 2004.

                                 GFY FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004

                                   (UNAUDITED)
ASSETS
                                                              SEPTEMBER 30, 2004
                                                              ------------------
CURRENT ASSETS:
Cash                                                                      1,062
Investment income receivable                                              2,800
Prepaid expenses                                                        779,516
Inventory                                                                 2,100
                                                              ------------------
Total current assets                                                    785,478

Property & equipment, net (Note 3)                                       35,344

Franchise fee, net of amortization of $6.854                             77,271
Long-term portion of prepaid expenses                                   725,000
Oil & gas investments                                                    75,000
                                                              ------------------
Total assets                                                          1,698,093
                                                              ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                        226,347
Accrued expenses                                                         67,148
Other payables                                                           19,500
Notes payable, net of discounts of $73,325                              307,864
Payable to former officers                                               27,318
Payable to current officers                                             239,176
                                                              ------------------
Total current liabilities                                               887,353

Long-term portion of notes                                                   --
                                                              ------------------
Total liabilities                                                       887,353

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 50,000,000 shares                                           --
  authorized, none outstanding
Common stock, par value $0.001;                                           1,459
  8,000,000,000 shares authorized,
  1,458,899 shares outstanding
Additional paid-in capital                                           16,044,677
Prepaid Officer's Compensation (Note 6)                              (5,484,782)
Accumulated deficit                                                  (9,750,614)
                                                              ------------------
Total stockholders' equity                                              810,740

Total liabilities and shareholders' equity                            1,698,093
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

                                                          GFY FOODS, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                           THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                               ENDED             ENDED               ENDED              ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004              2003                2004               2003
                                                         ----------------   ----------------   ----------------   ----------------
Net Revenues                                             $        47,082    $            --    $        74,477    $            --

Cost of Sales                                                     39,991                 --             53,313                 --
                                                         ----------------   ----------------   ----------------   ----------------

Gross Profit                                                       7,091                 --             21,164                 --

General and administrative expenses                            1,310,132                 --          4,444,063                 --
                                                         ----------------   ----------------   ----------------   ----------------

Loss from operations                                          (1,303,041)                --         (4,422,899)                --

Investment Income                                                  4,384                 --              8,056                 --
Loss from Discontinued Operations                                     --           (204,903)                --           (384,089)
Interest Expense                                                (162,546)           (32,852)          (880,920)          (104,126)
                                                         ----------------   ----------------   ----------------   ----------------

Loss before provision for income taxes                        (1,461,203)          (237,755)        (5,295,763)          (488,215)

Provision for income taxes                                            --                 --                 --                 --

Net Loss                                                 $    (1,461,203)   $      (237,755)   $    (5,295,763)   $      (488,215)
                                                         ================   ================   ================   ================

Basic and diluted net loss per weighted share            $         (1.96)   $     (4,742.14)   $        (25.92)   $    (11,374.67)

Basic and diliuted weighted average shares outstanding           746,622                 50            204,339                 43

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                4

                                    GFY FOODS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                       SIX MONTHS         SIX MONTHS
                                                          ENDED              ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                          2004               2003
                                                    ----------------   ----------------
Cash flows from Operating Activities:
  Net loss                                               (5,295,763)          (488,215)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Expenses paid with stock                                  5,366,241             69,544
Depreciation and amortization                                11,566                238
Amortization of discounts on notes payable
   and deferred issuance costs                               93,560             35,936
Change in receivables                                            92             (2,265)
Change in prepaid expenses                               (1,004,845)            90,297
Deferred expenses                                                 0              5,411
Change in payables                                         (614,944)           (60,001)
Change in accrued expenses                                   22,213              2,221
Items paid with common stock                              1,062,890                 --
                                                    ----------------   ----------------
  NET CASH USED IN OPERATING ACTIVITIES                    (358,990)          (346,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new restaurants                                 (500)                 0
Disposition of equipment                                          0               (557)
Inventory                                                      (200)            (7,900)
Investment                                                        0            (66,000)
                                                    ----------------   ----------------

  NET CASH USED BY INVESTING ACTIVITIES                        (700            (74,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                        110,000            505,465
Note repayment                                              (17,010)           (74,447)
Net proceeds from notes issued                               64,100                 --
Change in amounts owed to officer                           202,166             19,350
                                                    ----------------   ----------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                 359,256            450,368
                                                    ----------------   ----------------

Net increase (decrease) in cash                                (434)            29,077

Cash, at beginning of period                                  1,496             53,296
                                                    ----------------   ----------------

Cash, at end of period                                        1,062             82,373
                                                    ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $         5,513    $        20,517
  Cash paid for taxes                               $            --    $            --

      The accompanying notes are an integral part of these consolidated financial statements.

                                           5

                                                           GFY FOODS, INC.

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             (UNAUDITED)

                                                                         ADDITIONAL      PREPAID
                                              COMMON STOCK                PAID-IN      COMPENSATION     ACCUMULATED
                                          SHARES          AMOUNT          CAPITAL       TO OFFICERS       DEFICIT         TOTAL
                                       -------------   -------------   -------------   -------------   -------------   -------------
Balance at March 31, 2003                        57    $          0    $  1,852,090    $         --    $ (2,544,004)   $   (691,914)

Stock issued to retire options                    2              --              --              --                              --

Stock issued in exchange for debt             1,690               2         725,840              --                         725,842

Stock issued for services in
  period ending March 31, 2004                7,380               7       5,168,893              --                       5,168,900

Stock issued to officer in
  exchange for debt                               6               0         150,000              --                         150,000

Proceeds of Stock Subscription
  received                                       --                         503,058              --                         503,058

Cancellation of remaining
  Regulation S Offering                         (22)             (0)         (5,482)             --                          (5,482)

Stock issued for Purchase Option                 --              --           1,500              --                           1,500

Value of conversion feature on
  debt issued                                    --                          90,686              --                          90,687

Stock issued for acquisition
  of GFY, Inc.                                   80              --          20,000              --                          20,000

Net loss for period ended
  March 31, 2004                                 --              --              --              --      (1,910,846)     (1,910,846)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at March 31, 2004                     9,193    $          9    $  8,506,585    $         --    $ (4,454,850)   $  4,051,745

Stock issued for exercise of options          1,540               2         461,998              --                         462,000

Stock issued for services in six
  months ended September 30, 2004           599,960             600       5,365,641              --                       5,366,241

Stock issued to retire debts                123,180             123         914,877              --                         915,000

Stock issued for acquisition                725,024             725         731,475              --                         732,200

Value of conversion feature on
  debt issued                                                                64,100              --                          64,100

Reclassification of prepaid
  officer's compensation                         --              --              --      (5,484,782)                     (5,484,782)

Adjustments for reverse stock splits              2                               1                              (1)             (1)

Net loss for six months ended
  September 30, 2004                             --              --              --              --      (5,295,763)     (5,295,763)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at September 30, 2004             1,458,899    $      1,459    $ 16,044,677    $ (5,484,782)   $ (9,750,614)   $    810,740
                                       =============   =============   =============   =============   =============   =============



The accompanying notes are an integral part of these consolidated financial statements.


                                       5

                                 GFY FOODS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The operations of the Registrant during the period in which it was solely engaged in the investment in oil and gas opportunities are shown as discontinued business operations in the consolidated financial statements. The Registrant still holds oil and gas investments. The net income derived from these holdings after January 12, 2004 is shown as investment income in the consolidated financial statements.

The Registrant approved a two hundred and fifty for one reverse stock split on June 15, 2004. The effective date of the reverse stock split was July 12, 2004. The Registrant approved a second reverse stock split on October 14, 2004. The effective date of this reverse stock split was October 25, 2004. The consolidated financial statements reflect the effects of both of these reverse stock splits.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the quarter or six-month period ended September 30, 2004 are not necessarily indicative of the results which may be expected for an entire fiscal year.


NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and six months ended September 30, 2004 and September 30, 2003 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. After accounting for the reverse stock splits approved on June 15, 2004 and October 25, 2004, the weighted average number of shares outstanding for the three and six months ended September 30, 2004 were 204,339 and 746,622 shares, respectively. The weighted average number of shares outstanding for the three and six months ended September 30, 2003 were 50 and 43 shares, respectively, after adjusting for the reverse stock splits.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $5,295,763 for the six months ended September 30, 2004 ($1,461,203 for the three months ended September 30, 2004). The Registrant has incurred total losses of $9,750,614 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if GFY is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2004:

Equipment                                             $   47,295

Less accumulated depreciation                          (  11,951)
                                                      -----------
                                                        $ 35,344

NOTE 5 -   NOTES PAYABLE

From December 2003 through September 30, 2004, the Registrant has issued promissory notes to third parties totaling $183,000 under various private placements. The notes carry interest rates from 15-25% per annum and have terms varying from 34 days to 12 months from the date of issuance. All of these notes are convertible into common stock of the Registrant at a discount to the market price of the stock. The discount rate upon conversion into common stock varies from 50% to 90% (a 90% discount rate would allow a $10,000 note holder to convert his note into $100,000 worth of the Registrant's common stock). An aggregate value of $174,429 was assigned to the conversion feature on the notes. This was accounted for as a discount to the notes payable and is being amortized over the terms of the notes. As of September 30, 2004, the discount on these notes payable is $73,325.

The Registrant had previously entered into note agreements with various third parties prior to September 30, 2003. Many of these notes have been settled through the issuance of restricted common stock of the Registrant. GFY continues to negotiate settlements on these notes.

The principal balance on all of the remaining notes (including a note due for an acquisition of $51,263) totals $381,189 as of September 30, 2004. The total discount on all notes payable as of September 30, 2004 is $73,325.

In the quarter ended September 30, 2004, the Registrant issued 120,000 reverse-split adjusted shares (120,000,000 shares prior to the reverse stock split approved on October 14, 2004) of its restricted common stock to settle total debts of $24,509, including accrued interest.

As of September 30, 2004, GFY was in default on notes with a principal balance totaling $230,689. These notes have accrued interest of $33,649. The Registrant is actively involved in negotiating settlements with the holders of some of these notes.

NOTE 6 - PREPAID OFFICER'S COMPENSATION

The Registrant has issued stock to its sole officer and director, Edward Schwalb, under the terms of his employment agreement with the Registrant. This agreement calls for Mr. Schwalb to maintain an ownership level of 70% of the Registrant's outstanding common stock. Although Mr. Schwalb has waived this clause, the Registrant has periodically issued common stock to Mr. Schwalb. This stock has generally been valued at par value at the time of issuance. The total value of the stock issued to Mr. Schwalb has been booked at $6,170,000. This value is amortized over the remaining term of his employment agreement with the Registrant, which runs through December 31, 2008. The remaining balance of the prepaid officer's compensation as of September 30, 2004 is $5,484,782. The Registrant determined that this value should more properly be recorded as an equity section item instead of recording the remaining balance as an asset.

NOTE 7 - SUBSEQUENT EVENTS

On October 14, 2004 the Registrant approved a one thousand for one reverse stock split. This stock split was effective on October 25, 2004. The Registrant has accounted for this stock split as being effective as of September 30, 2004 in the preparation of these consolidated financial statements.

On November 1, 2004, the Registrant issued 850,000,000 shares of its restricted common stock to Edward Schwalb, the President and sole director of the Registrant. The Registrant issued these shares as part of Mr. Schwalb's employment agreement with the Registrant that enables Mr. Schwalb to maintain a 70% ownership in the Registrant. Mr. Schwalb has waived this clause in his employment contract but accepted this issuance to raise his total ownership in the Registrant to 25.52%. The stock was valued at par value of $0.001, for a total of $850,000 that will be amortized over the remaining term of Mr. Schwalb's employment agreement (approximately 4 years).

On November 1, 2004, the Registrant issued 275,000,000 shares of its restricted common stock to Lee Traupel for services rendered to the Registrant. The stock was valued at par value of $0.001, for a total of $275,000.

On November 1, 2004, the Registrant issued 275,000,000 shares of its restricted common stock to Jason Loebig for services rendered to the Registrant. The stock was issued as a bonus and in lieu of cash pay due to Mr. Loebig. The stock was valued at par value of $0.001, for a total of $275,000.

On November 1, 2004, the Registrant issued 250,000,000 shares of its restricted common stock to Eric Schwalb, an employee of the Registrant and brother of the President of the Registrant. The stock was issued as a bonus and in lieu of cash pay due to Eric Schwalb. The stock was valued at par value of $0.001, for a total of $250,000. .

On November 1, 2004, the Registrant issued 250,000,000 shares of its restricted common stock to Lore Hayes for services rendered to the Registrant. The stock was issued as a bonus and in lieu of cash pay due to Mr. Hayes. The stock was valued at par value of $0.001, for a total of $250,000.

On November 1, 2004, the Registrant issued 250,000,000 shares of its restricted common stock to Kelly Gates, an employee of the Registrant. The stock was issued as a bonus and in lieu of cash pay due to Kelly Gates. The stock was valued at par value of $0.001, for a total of $250,000.

On November 1, 2004, the Registrant issued 200,000,000 shares of its restricted common stock to Stuart Schwalb, the father of the President of the Registrant, for consulting services rendered to the Registrant. The stock was issued for consulting fees due to Stuart Schwalb. The stock was valued at par value of $0.001, for a total of $250,000.

On November 1, 2004, the Registrant issued 250,000,000 shares of its restricted common stock to Bret Schwalb, an employee of the Registrant and brother of the President of the Registrant. The stock was issued as a bonus and in lieu of cash pay due to Bret Schwalb. The stock was valued at par value of $0.001, for a total of $250,000.

On November 1, 2004, the Registrant issued 300,000,000 shares of its restricted common stock to Cecil Wall in consideration for services performed in 2000-2001 for the Registrant. Mr. Wall had an agreement with the previous management of the Registrant to be issued shares of common stock which were never issued to Mr. Wall. The issuance of the 300,000,000 shares to Mr. Wall is approximately the same percentage of the outstanding shares of the Registrant that Mr. Wall was due at the time of his agreement with the Registrant. The stock was valued at par value of $0.001, for a total of $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (Period Ending September 30, 2004)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

GFY reported total revenues of $47,082 from the operations of its three Frullati Cafe franchises in the quarter ended September 30, 2004. The Buffalo Grove franchise generated $19,937 in revenues in the current quarter. The revenues from the Elkhart and Willowbrook franchises were $7,037 and $20,108, respectively, for the quarter ended September 30, 2004.

GFY reported total revenues of $74,477 from the operations of its three Frullati Cafe franchises in the six-months ended September 30, 2004. The Buffalo Grove franchise generated $41,606 in revenues for the six-month period. The revenues from the Elkhart and Willowbrook franchises were $12,763 and $20,108, respectively, for the six-month period ended September 30, 2004.

GFY was not involved in its current line of business in 2003. The Registrant had reported revenues from its oil and gas operations and these revenues are included in the loss from discontinued operations in the financial statements included in this report.

Cost of Sales

GFY's cost of sales for the quarter ended September 30, 2004 was equal to $39,991. The gross profit generated in the quarter was $7,091 for a gross margin of 15.1%.

GFY's cost of sales for the six-months ended September 30, 2004 was equal to $53,313. The gross profit for the six-months ended September 30, 2004 was $21,164 for a gross margin of 28.4%.

The Registrant was not involved in its current line of business in the same quarter of 2003. The Registrant had reported cost of sales from its oil and gas operations and these revenues are included in the loss from discontinued operations in the financial statements included in this report.

General and Administrative Expenses

General and administrative expenses in the three-month period ended September 30, 2004 totaled $1,310,132. Of the expenses in the current quarter, amounts paid to consultants and officer's salaries represented the largest portion of expenses. The Registrant incurred professional fees of $642,784 in the current quarter. This amount was primarily paid in stock and represented 49.1% of total general and administrative expenses. The Registrant also accrued and paid $292,541 in salaries to officers. This amount represented 22.3% of total general and administrative costs. Nearly all of the officer's compensation was paid through the issuance of common stock to Ed Schwalb, the President and sole officer and director of the Registrant.

General and administrative expenses in the six-month period ended September 30, 2004 totaled $4,444,063. Of the expenses in the six-month period, amounts paid to consultants and officer's salaries represented the largest portion of expenses. The Registrant incurred consulting fees of $3,083,196 in the six-month period ended September 30, 2004. This amount was primarily paid in stock and represented 69.4% of total general and administrative expenses. The Registrant also accrued and paid $836,319 in salaries to officers. This amount represented 18.8% of total general and administrative costs. Nearly all of the officer's compensation was paid through the issuance of common stock to Ed Schwalb, the President and sole officer and director of the Registrant.

The general and administrative expenses for the three- and six-month periods ended September 30, 2003 are included in the net loss from discontinued operations in the financial statements.

Interest Expense

The Registrant incurred total interest expense of $162,546 in the quarter ended September 30, 2004. A large portion of this interest expense related to the settlement of one obligation. The Registrant issued a total of 120,000,000 pre-reverse split shares of its restricted common stock (120,000 shares of reverse split adjusted shares) to settle an obligation that totaled $24,509. The Registrant valued the stock issuance at par value, for a total valuation of $120,000. The stock was trading substantially below par value at the time. However, the difference between the book value of the obligation and the par value was recorded as additional interest expense. This resulted in an additional $95,491 in interest expense in the current quarter. The remaining interest expense was from the accrual of interest on the Registrant's various notes payable.

The Registrant incurred total interest expense of $880,920 in the six-months ended September 30, 2004.

The Registrant incurred interest expense of $32,852 and $104,126, respectively, in the quarter and six-month periods ended September 30, 2003.

The current quarter's interest expense represents an increase of 395% from the interest expense incurred in the same quarter of 2003. This increase is primarily due to the adjustment made on the settlement of the obligation described above with common stock as described above. The average debt balance of the Registrant is currently lower than it was in the previous quarter.

Net Loss

GFY incurred a net loss of $1,461,203 in the current quarter ended September 30, 2004. This represents a loss per share of $(1.96) after accounting for the two reverse splits that were effective on July 12, 2004 and October 25, 2004.

GFY's loss for the six-months ended September 30, 2004 was $5,295,763. After the adjustments for the two reverse stock splits, this resulted in a loss per share of $(25.92).

The Registrant's net losses for the quarter and six-months ended September 30, 2003 were $237,755 and $488,215, respectively. This represents a reverse split adjusted net loss per share of $(4,742.14) and $(11,374.67) per share, respectively.

The net loss in the current quarter is 515% more than the loss from the quarter ended September 30, 2003. The Registrant has incurred substantial losses due to the payment of consulting fees with its common stock and through the settlement of debts through the issuance of common stock.

Liquidity and Capital Resources

During the six-months ended September 30, 2004 net cash used by the Registrant was $358,990. This loss was primarily supported through the issuance of notes payable and through the deferment of payment to the officer of the Registrant.

During the six-months ended September 30, 2003 net cash used by operating activities was $346,834. The Registrant supported this operating loss through the issuance of restricted stock issued under an offering under Regulation S of the Securities Exchange Act.

The Registrant's current assets as of September 30, 2004 were $785,478 and its current liabilities equaled $887,353, generating net working capital deficit of $101,875. However, the vast majority of the Registrant's current assets are prepaid expenses. Without giving consideration to these prepaid expenses, the Registrant would have current assets of only $5,962 and a net working capital deficit of $881,391.

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

ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         GFY, Inc. acquired the Buffalo Grove, Illinois Frullati franchise from an individual. GFY was required to make a balloon payment of $28,000 in December of 2003 under the terms of that agreement. GFY failed to make the requisite payment and, as a result, the entire balance of the note then due of approximately $61,000 was immediately payable. GFY did not make any monthly payments on the note in the current quarter. Although the note holder has threatened legal action, no formal proceedings have occurred. The current balance on the note is $53,589, including accrued interest, as of September 30, 2004.

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

GFY's bank account with a balance of $60,102 is currently frozen. This amount has been reserved against on the balance sheet as of September 30, 2004 and is no longer considered a Company asset.

Management of GFY is currently in negotiations with the Commission to settle the complaint.

ITEM 2 - CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

GFY made the following sales of unregistered securities during the quarter ended September 30, 2004:

Common Stock
------------

         (a) In July 2004, GFY issued 150,000 shares of its reverse-split adjusted shares restricted common stock (150,000,000 shares prior to the reverse split) to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $150,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (b) In August 2004, GFY issued 725,000 shares of its reverse-split adjusted shares of restricted common stock (725,000,000 shares prior to the reverse split) to the owner of the Dionysus Restaurant. These shares are being held in escrow until the closing of the acquisition. The Registrant valued this stock issuance at $725,000, or $1.00 per reverse-split adjusted share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (c) In August 2004, GFY issued 100,000 shares of its reverse-split adjusted shares restricted common stock (100,000,000 shares prior to the reverse split) to Eric Schwalb for services rendered to the Registrant. The total value of the stock was booked at $10,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (d) In August 2004, GFY issued 50,000 shares of its reverse-split adjusted shares restricted common stock (50,000,000 shares prior to the reverse split) to Jason Loebig for services rendered to the Registrant. The total value of the stock was booked at $50,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (e) In August 2004, GFY issued 25,000 shares of its reverse-split adjusted shares restricted common stock (25,000,000 shares prior to the reverse split) to Lore Hayes for services rendered to the Registrant. The total value of the stock was booked at $25,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (f) In August 2004, GFY issued 25,000 shares of its reverse-split adjusted shares restricted common stock (25,000,000 shares prior to the reverse split) to Melissa Reed for services rendered to the Registrant. The total value of the stock was booked at $25,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (g) In August 2004, GFY issued 25,000 shares of its reverse-split adjusted shares restricted common stock (25,000,000 shares prior to the reverse split) to Melissa Reed for services rendered to the Registrant. The total value of the stock was booked at $25,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (h) In August 2004, GFY issued 25,000 shares of its reverse-split adjusted shares restricted common stock (25,000,000 shares prior to the reverse split) to Kelly Gates for services rendered to the Registrant. The total value of the stock was booked at $25,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (i) In August 2004, GFY issued 25,000 shares of its reverse-split adjusted shares restricted common stock (25,000,000 shares prior to the reverse split) to Bruce Kim for services rendered to the Registrant. The total value of the stock was booked at $25,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         (j) In August 2004, GFY issued 120,000 shares of its reverse-split adjusted shares of restricted common stock (120,000,000 shares prior to the reverse split) to Jon H. Marple in settlement of an obligation in the amount of $24,509. The Registrant valued this stock issuance at par value at the time of issuance of $120,000, or $1.00 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by
Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

         o Neither GFY or any person acting on behalf of GFY solicited any offer to buy or sell the securities by any form of general solicitation or advertising;

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

Notes Payable
-------------

On July 1, 2004, GFY entered into a $5,000 note agreement with Jason Thelin. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 90% discount to the market price of GFY's common stock at any time during the term of the note.

On August 19, 2004, GFY entered into a $5,000 note agreement with Tad Gygi. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 90% discount to the market price of GFY's common stock at any time during the term of the note.

Stock Issued to Consultants
---------------------------

The Registrant has engaged the services of various consultants to assist the Registrant and perform various duties for the Registrant. The consultants have been paid through the issuance of free-trading common stock of the Registrant. Some of the consultants have retained the services of subcontractors. The consultants may pay their subcontractors with some of their GFY stock, in cash or other consideration. GFY has also made payments to its president in the form of free trading common stock. In the quarter ended September 30, 2004, the Registrant issued a total of 156,500 shares of free-trading reverse stock split adjusted common stock that were registered under an S-8 filing made on August 25, 2004 (a total of 156,500,000 shares of pre-reverse split stock). These shares were valued at par value (the bid price of the stock on the date of issuance was in some cases substantially below par value). The total value of these shares was recorded at $156,500. Of these shares, 23,000 reverse stock split adjusted shares were issued to the Registrant's president at a value of $23,000 (23,000,000 shares of pre-reverse split stock). The remaining 133,500 shares were issued to consultants at a value of $133,500 (133,500,000 shares of pre-reverse split stock). The following describes the services performed and compensation for each of the consultants who received more than $5,000 in free-trading common stock of the Registrant during the quarter ended September 30, 2004. The stock was registered under S-8 registrations made on August 25,2004. To the extent that the Registrant was aware of subcontractors performing services for the consultants that is disclosed below as well.

On January 28, 2004, the Registrant retained the services of Jorge Castro ("Castro") to act as a consultant to GFY Foods, Inc. Under the agreement with Castro, Castro is to act as GFY's exclusive strategic advisor for business combinations and is to arrange the introduction to strategic partners and supply consulting services to GFY's management. GFY was to pay Castro a non-refundable payment of $2,000,000 in common stock to compensate Consultant for time, fees and expenses. Castro may hire subcontractors and negotiate contracts with them to provide services to GFY under this Agreement. Castro is also due a payment of $1,000,000 in cash or free-trading common stock of GFY if and when the Company enters into an agreement to acquire, in any manner, any business, assets or otherwise, introduced by Castro. Castro and GFY signed an addendum to their agreement on the date of execution to expand the Castro's duties to the development of a coffee import/export strategy. As of March 31, 2004, the Registrant had issued a total of 1,612,000 shares of reverse split adjusted shares of its free trading common stock to Castro (403,000,000 shares on a pre-reverse split basis). This stock was valued at $1,357,500. During the quarter ended June 30, 2004, the Registrant issued a total of 7,072,000 shares of reverse split adjusted shares of its free trading common stock to Castro (1,768,000,000 shares on a pre-reverse split basis). This stock was valued at $1,918,000. During the quarter ended September 30, 2004, the Registrant issued a total of 96,000 shares of reverse split adjusted shares of its free trading common stock to Castro (96,000,000 shares on a pre-reverse split basis). This stock was valued at $96,000.

Jorge Castro has sub-contracted both Agennoria Continental, A.C., Ltd. and Francisco Chacon as strategic partners to build our business internationally. The company is unaware of the amount of the sub-contractors' compensation from Castro.

The Registrant engaged the services of Ed Wells to perform legal services for the Registrant. In the quarter ended September 30, 2004, GFY issued 30,000 shares of reverse split adjusted shares of its free trading common stock to Wells (30,000,000 shares on a pre-reverse split basis). This stock was valued at $30,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2004, GFY was in default on notes with a principal balance totaling $230,689. These notes have accrued interest of $33,649. The Registrant is actively involved in negotiating settlements with the holders of some of these notes.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2004, the Registrant filed an amendment of its Articles of Incorporation to increase its number of authorized shares of $0.001 par value common stock from 4,000,000,000 to 8,000,000,000. The Board of Directors and a majority of the shareholders of the Registrant approved this amendment. GFY neglected to file a Schedule 14C or 14A to effect this action. This neglect may have resulted in a potential violation of Section 14. A Form 8-K was filed to disclose this action.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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


                                            GFY Foods, Inc.


Dated:   November 22, 2004                  /s/ Edward Schwalb
                                            ---------------------------
                                            President