Form 10KSB
period 2004-12-31
GFY FOODS INC
filed 2005-04-15
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the fiscal year ended: December 31, 2004
                                    -----------------
                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:              to
                                          -----------    --------------

Commission file number:  0-33029

                                 GFY FOODS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

          Nevada                                         87-0382438
-------------------------------                --------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification Number)

601 Deerfield Parkway
Buffalo Grove, IL                                    60089
-----------------------------------------         --------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:  (847) 353-7554
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 ------------------------------------------
        None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.001
                              (Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the short year ended December 31, 2004, its most recent fiscal year, were $117,832.

         The aggregate market value of voting and non-voting common equity held by non- affiliates of the registrant was approximately $21,309,518 based on a closing price of $0.09 on April 4, 2005. The number of shares of the registrant's common stock outstanding as of April 4, 2005 was 904,858,733 after accounting for a ten thousand to one reverse stock split that was effective on February 9, 2005.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):

         Yes _____                          No XX
                                               --

                                      INDEX

                                                                           Page
                                                                          Number

                                     PART I.

Item 1.           Description of Business                                   4

Item 2.           Description of Property                                   8

Item 3.           Legal Proceedings                                         8

Item 4.           Submission of Matters to a Vote of Security Holders       9

                                                 PART II.

Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters                                       9

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation                                                16

Item 7.           Financial Statements                                     24

Item 8.           Changes  in  and  Disagreements  with  Accountants
                  on  Accounting  and Financial Disclosure                 35

Item 8A.          Controls and Procedures                                  35

Item 8B.          Other Information                                        35

                                   PART III.

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act                                      35

Item 10.          Executive Compensation                                   37

Item 11.          Security Ownership of Certain Beneficial Owners
                  and  Management And Related Stockholder Matters          38

Item 12.          Certain Relationships and Related Transactions           38

                                    PART IV.

Item 13.          Exhibits and Reports on Form 8-K                         38

Item 14.          Principal Accountant Fees and Services                   40

                                     PART I.

Note Regarding Forward Looking Information

This Annual Report on Form 10-KSB ("10-KSB") contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only the Registrant's opinion as of the date of this 10-KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

GFY Foods, Inc. ("GFY" or the "Registrant") is a company that owns and operates food and beverage restaurants in Buffalo Grove, Illinois and Willowbrook, Illinois. The restaurants are Frullati Cafe franchisees of Kahala Corp. GFY intends on acquiring other businesses in the food and beverage industry as well as pursuing other business opportunities in real estate and investment in viaticals.

Until January of 2004, GFY was focused on investing in oil and natural gas exploration and oil and natural gas producing properties. From January 1 through December 31, 2004 GFY considered these holdings as investments and included the net income from these ventures as investment income. The assets were disposed of on December 31, 2004. The activity from the oil and gas operations from April 1 through December 31, 2003 have been included in discontinued operations in the financial statements.

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

On June 15, 2004, the Registrant authorized a reverse two hundred and fifty-for-one split. This reverse stock split was effective on July 13, 2004.

On October 14, 2004, the Registrant authorized a reverse one thousand-for-one split. This reverse stock split was effective on October 26, 2004.

On January 25, 2005, the Registrant authorized a reverse ten thousand-for-one split. This reverse stock split was effective on February 9, 2005. The stated number of outstanding shares within this document has not been adjusted for this reverse split, unless specifically stated.

BUSINESS STRATEGY

Upon the acquisition of GFY, Inc. in January 2004, GFY began focusing its efforts on the operation and acquisition of food and beverage restaurants. As of December 31, 2004, GFY owned Frulatti franchises in Buffalo Grove, Illinois and Willowbrook, Illinois. The Registrant previously owned and operated a Frulatti franchise in Elkhart, Indiana. This Elkhart location was closed in October of 2004. GFY is continuing to seek out additional acquisitions, both additional food and beverage restaurants as well as opportunities in other industries. Since December 31, 2004, the Registrant has signed agreements and/or letters of intent to acquire real estate and viaticals. No payments have been made under any of these contracts.

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


EMPLOYEES

As of December 31, 2004, GFY and its wholly owned subsidiary, GFY, Inc., employed 4 full-time employees and 8 part-time employees.

RESEARCH AND DEVELOPMENT

GFY has not expended any capital on research or development since its inception.

INTELLECTUAL PROPERTY

GFY does not directly own the rights to any intellectual property, including patents or trademarks. It does own the franchise rights for Frulatti franchises in Buffalo Grove, Illinois and Willowbrook, Illinois.

RISK OF LOW-PRICED STOCKS

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

Currently, the Registrant's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Registrant's Common Stock in the secondary market. In addition, the market liquidity for the Registrant's securities may be severely adversely affected, with concomitant adverse effects on the price of the Registrant's securities.

Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

POTENTIAL DILUTION OF PRESENT SHAREHOLDERS

The Registrant's plan to continue to acquire additional Frullati franchises and other restaurants will most likely be effectuated through the issuance of substantial amounts of the Registrant's common stock. The Registrant has also had a history of issuing substantial amounts of shares of its common stock to its officers, directors and consultants. The effectuation of any acquisitions for common stock and the continuation of the practice of paying employees and consultants with common stock will continue to dilute the current shareholders' ownership percentage in the Registrant.


ITEM 2. DESCRIPTION OF PROPERTY

GFY currently leases space for its cafe and bakery in Buffalo Grove, Illinois. This space is also used for its corporate offices. The terms of the lease call for payments of $231 per month through September 30, 2005 increasing to $242 from October 1, 2005 through September 30, 2006. The lease term runs through September 30, 2006.


ITEM 3. LEGAL PROCEEDINGS.

GFY, Inc. acquired the Buffalo Grove, Illinois Frullati franchise from an individual. GFY was required to make a balloon payment of $28,000 in December of 2003 under the terms of that agreement. GFY failed to make the requisite payment and, as a result, the entire balance of the note then due of approximately $61,000 was immediately payable. GFY has continued to make monthly payments on the note and, although the note holder has threatened legal action, no formal proceedings have occurred. GFY believes that as long as it continues to make monthly payments to the note holder, legal action or collection of the note will be avoided. The current balance on the note is $56,020, including accrued interest, as of December 31, 2004.

SEC v. David M. Wolfson, United States District Court, District of Utah, Central Division, Case No. 2:03-CV-0914K.

On October 16, 2003, the Securities and Exchange Commission through its Salt Lake City, Utah, office filed a complaint in the United States District Court for the District of Utah against 21 defendants including F10 Oil & Gas Properties, Inc., Jon H. Marple, the former Chief Executive Officer of F10, Mary
E. Blake, the former President of F10, Jon R. Marple, a consultant to F10, and Grateful Internet Associates, LLC, a Colorado limited liability company owed by Jon R. Marple. The complaint alleges that overseas investors were defrauded by a scheme organized by defendants David Wolfson, Gino Carlucci and Sukumo Ltd. to sell securities in five United States-based issuers including F10. F10, with its former officers Jon H. Marple and Mary E. Blake, are alleged to have made false or incomplete filings with the SEC and to have manipulated the price of F10's securities in violation of the antifraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the issuer reporting provision of Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act.

The complaint seeks the entry of a preliminary and permanent injunction against all defendants including F10 and its former officers, Jon H. Marple and Mary E. Blake, including the return of "ill gotten" gains, and seeks asset freezes against 16 of the defendants including F10 and its former officers.

GFY's bank account with a balance of $60,102 is currently frozen. This amount has been reserved against on the balance sheet as of December 31, 2004 and is no longer considered a Company asset.

Management of GFY is currently in negotiations with the Commission to settle the complaint.

The Registrant may have significant financial exposure to this action. No adjustments as to the potential financial disgorgement or civil penalties that may be imposed in this action have been recorded in the financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On April 20, 2004, the Registrant increased its number of authorized shares of $0.001 par value common stock to 8,000,000,000 from 4,000,000,000. This matter was approved by the Board of Directors and a majority of the shareholders of the Registrant. GFY neglected to file a Schedule 14C or 14A to effect this action. This neglect may have resulted in a potential violation of Section 14. A Form 8-K was filed to disclose this action.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

GFY's common stock currently trades on the Over-the-Counter Bulletin Board under the ticker symbol "GFYD." This stock symbol was adopted after the effectuation of a ten thousand-for-one reverse stock split that was effective on February 9, 2005. From October 26, 2004 through February 8, 2005, the common stock traded under the symbol "GFYO." From July 13, 2004 through October 25, 2004, the stock traded under the symbol "GFYF." GFY's common stock traded under the symbol "GFYI" from January 26, 2004 through July 12, 2004. From December 3, 2002 through January 25, 2004, the common stock traded under the ticker symbol "FTOG." The range of high and low bid information as set forth below for the shares of the company's stock for the last two complete fiscal years are approximations, as reported by Nasdaq.com. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The information has been adjusted for the two hundred and fifty-for-one reverse stock split effectuated by the company on July 13, 2004 and the one thousand-for-one reverse stock split effectuated by the company on October 26, 2004.

Period Ended December 31, 2004                         High              Low

Third Quarter     - Oct. 1 to Dec. 31, 2004            $    1.30         $  0.0008
Second Quarter - July 1 to Sept. 30, 2004              $   75.00         $    1.30
First Quarter - April 1 to June 30, 2004               $1,250.00         $   50.00

Year Ended March 31, 2004                              High              Low

Fourth Quarter - Jan. 1 to Mar. 31, 2004               $137,500          $    350
Third Quarter     - Oct. 1 to Dec. 31, 2003            $562,500          $ 62,500
Second Quarter - July 1 to Sept. 30, 2003              $562,500          $375,000
First Quarter - April 1 to June 30, 2003               $430,000          $400,000


As of December 31, 2004, GFY had 804 shareholders of record, including nominees and brokers holding street accounts. As of April 4, 2005, the last sale price for GFY's common stock on the OTC Bulletin Board was $0.09 per share. This price is after the effect of the ten thousand-for-one reverse stock split that was effective on February 9, 2005.

GFY has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. GFY intends to continue to retain any earnings to expand and develop its business.

Registrar and Transfer Agent

The company's registrar and transfer agent is Standard Registrar and Transfer Company, located at 12528 South 1840 East, Draper, Utah 84020; where its telephone number is (801) 571-8844.


Recent Sales of Unregistered Securities

GFY made the following sales of unregistered securities during the fiscal year ended December 31, 2004:

Common Stock

     (a) In April 2004, GFY issued 10,000,000 shares of restricted common stock (40 shares after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on

          October 26, 2004) to DeVerl Byington, a note holder, in settlement of his note with a principal balance of $5,000. The payment was made for additional interest paid on the note. The value of this settlement was booked at par value of $10,000, or at par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (b) In April 2004, GFY issued 6,000,000 shares of restricted common stock (24 shares after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) to Bruce Kim as consideration for the acquisition of the Elkhart, Indiana Frulatti Franchise. The total value of the stock was booked at a value of $15,000, or $0.0025 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (c) In April 2004, GFY issued 295,000,000 shares of restricted common stock (1,180 shares after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) to Benny Brown, a note holder, in settlement of his note with a principal balance of $50,000 and accrued interest of $4,933. The value of this settlement was booked at par value of $295,000, or $0.001 per share. The excess value assigned to the issuance above the note balance was booked as interest expense. The Registrant relied on the exemption under Sections 4(2) of the Securities Act of 1933, as amended.

     (d) In May 2004, GFY issued 2,500,000,000 shares of its reverse-split adjusted shares restricted common stock (10,000 shares after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $2,500,000, or $0.25 per reverse-split adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (e) In May 2004, GFY issued 46,000,000 shares of restricted common stock (184 shares after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) to Devang Shah and Jayesh Patel as consideration for the acquisition of the Willowbrook, Indiana Frulatti Franchise. The total value of the stock was booked at a value of $46,000, or $0.0025 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (f) In May 2004, GFY issued 500,000,000 shares of restricted common stock (2,000 shares after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) to Travis Cook, a note holder, in settlement of his note with a principal balance of $50,000 and accrued interest of $16,750. The value of this settlement was booked at par value of $500,000, or $0.001 per share. The excess value assigned to the issuance above the note balance was booked as interest expense. The Registrant relied on the exemption under Sections 4(2) of the Securities Act of 1933, as amended.

     (g) In July 2004, GFY issued 150,000,000 shares of restricted common stock (150,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $150,000, or $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (h) In August 2004, GFY issued 725,000,000 shares o restricted common stock (725,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Anastasio Mikroulus, the owner of the Dionysus restuarant, as consideration for the acquisition of the Dionysus restaurant. The value of this settlement was booked at par value of $725,000, or $0.001 per share. The Registrant originally booked this payment as a deposit on the acquisition but later abandoned this acquisition by December 31, 2004 and wrote off the balance. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (i) In August 2004, GFY issued 100,000,000 shares o its restricted common stock (100,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Eric Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $100,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (j) In August 2004, GFY issued 50,000,000 shares of its restricted common stock (50,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Jason Loebig for services rendered to the Registrant. The total value of the stock was booked at $50,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (k) In August 2004, GFY issued 25,000,000 shares of its restricted common stock (25,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Lore Hayes for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (l) In August 2004, GFY issued 25,000,000 shares of its restricted common stock (25,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Melissa Reed for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (m) In August 2004, GFY issued 25,000,000 shares of its restricted common stock (25,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Kelly Gates for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (n) In August 2004, GFY issued 25,000,000 shares of its restricted common stock (25,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Bruce Kim for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (o) In August 2004, GFY issued 25,000,000 shares of its restricted common stock (25,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Charles Randazzo for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The
          Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (p) In August 2004, GFY issued 120,000,000 shares o its restricted common stock (120,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Jon H. Marple in settlement of an obligation in the amount of $24,509. The Registrant valued this stock issuance at par value at the time of issuance of $120,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (q) In October 2004, GFY issued 500,000,000 shares of restricted common stock (500,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $500,000, or $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (r) In October 2004, GFY issued 150,000,000 shares of its restricted common stock (150,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Eric Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $150,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (s) In October 2004, GFY issued 150,000,000 shares of its restricted common stock (150,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Lore Hayes for services rendered to the Registrant. The total value of the stock was booked at $150,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (t) In October 2004, GFY issued 150,000,000 shares of its restricted common stock (150,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Kelly Gates for services rendered to the Registrant. The total value of the stock was booked at $150,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (u) In October 2004, GFY issued 150,000,000 shares of its restricted common stock (150,000 shares after adjusting for the one thousand-for-one reverse stock split effective on October 26, 2004) to Stuart Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $150,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (v) In November 2004, GFY issued 850,000,000 shares of restricted common stock to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $850,000, or $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (w) In November 2004, GFY issued 275,000,000 shares of its restricted common stock to Lee Traupel for services rendered to the Registrant. The total value of the stock was booked at $275,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (x) In November 2004, GFY issued 275,000,000 shares of its restricted common stock to Jason Loebig for services rendered to the Registrant. The total value of the stock was booked at $275,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (y) In November 2004, GFY issued 275,000,000 shares of its restricted common stock to Eric Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $275,000, or par value of $0.001 per share. The
          Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (z) In November 2004, GFY issued 250,000,000 shares of its restricted common stock to Lore Hayes for services rendered to the Registrant. The total value of the stock was booked at $250,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (aa) In November 2004, GFY issued 250,000,000 shares of its restricted common stock to Kelly Gates for services rendered to the Registrant. The total value of the stock was booked at $250,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (bb) In November 2004, GFY issued 200,000,000 shares of its restricted common stock to Stuart Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $200,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (cc) In November 2004, GFY issued 200,000,000 shares of restricted common stock to Devang Shah and Jayesh Patel as consideration for the acquisition of the Willowbrook, Indiana Frulatti Franchise. The total value of the stock was booked at a value of $200,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (dd) In November 2004, GFY issued 300,000,000 shares of its restricted common stock to Cecil Wall for services rendered to the Registrant prior to 2002. The total value of the stock was booked at $300,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (ee) In December 2004, GFY issued 395,000,000 shares of its restricted common stock to G.W. McDonald for services rendered to the Registrant prior to 2002. The total value of the stock was booked at $395,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (ff) In December 2004, GFY issued 25,000,000 shares of its restricted common stock to Jason Loebig for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (gg) In December 2004, GFY issued 25,000,000 shares of its restricted common stock to Eric Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The
          Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (hh) In December 2004, GFY issued 25,000,000 shares of its restricted common stock to Lore Hayes for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (ii) In December 2004, GFY issued 25,000,000 shares of its restricted common stock to Kelly Gates for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (jj) In December 2004, GFY issued 340,000,000 shares of restricted common stock to Benny Brown, a note holder, in settlement of his note with a principal balance of $60,000 and accrued interest of $15,333. The value of this settlement was booked at par value of $340,000, or $0.001 per share. The excess value assigned to the issuance above the note balance was booked as interest expense. The Registrant relied on the exemption under Sections 4(2) of the Securities Act of 1933, as amended.

The value of nearly all restricted stock issuances was determined at par value of $0.001. However, in several instances the current stock price of the Registrant's common stock was substantially below par value.

Notes and Warrants

From April 1 2004 through December 31, 2004, GFY entered into note agreements with several individuals. The notes carry an interest rate of 15% per annum and are convertible into shares of common stock at a discount to the market price of the stock at a discount rate varying from 50-90% of the bid price of the common stock at the time of conversion. The total principal balance of these notes is $136,600. The Registrant valued the conversion feature of these notes at an aggregate value of $136,600. This amount was recorded as a discount and is being amortized over the term of the notes. For the year ended December 31, 2004, GFY amortized $50,134 of this discount and that amount is included in interest expense.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for GFY operations for the year ended December 31, 2004. Where noted, the operations of GFY in its prior line of business are noted as discontinued operations. Comparisons to the prior year have only been made on a limited basis since the Registrant has changed its line of business as of January 12, 2004 with the acquisition of GFY, Inc. Additionally, the current period only covers nine months of operations (April 1, 2004 through December 31, 2004) due to the change in fiscal year.

Results of Operations.

Revenues.

For the period ended December 31, 2004, GFY reported $117,832 in total revenues. This figure is an increase of 340% from the revenues for the previous fiscal year.

For the year ended March 31, 2004, GFY reported $26,806 in total revenues. This figure only includes the revenues from the restaurant operations of GFY, Inc. for the period from January 1, 2004 through March 31, 2004, since the acquisition of GFY, Inc. as a wholly owned subsidiary of the Registrant.

In the financial statements for the year ended March 31, 2004, the revenues from oil and natural gas sales passed through from F10's joint venture investment have been reclassified as part of the discontinued operations on the accompanying financial statements.

Selling, General and Administrative Expenses.

The Registrant incurred total selling, general and administrative expenses ("SG&A") of $9,810,663 in the period ending December 31, 2004.

GFY incurred total SG&A of $847,774 from January 1, 2004 through March 31, 2004 in its current line of business. During the entire fiscal year ended March 31, 2004, GFY incurred total SG&A of $1,490,825, including expenses incurred in the discontinued line of business.

The current period's SG&A is a 558% increase over the total SG&A for the year ended March 31, 2004. A large amount of the SG&A is attributable to stock issued to employees and consultants.

Depreciation and Amortization.

Depreciation expense for the period ended December 31, 2004 was equal to $6,406, compared with $3,851 of depreciation for the year ended March 31, 2004. The current depreciation expense is a 66% increase over the previous fiscal year. This increase is due to the relatively greater capital-intensive nature of the Registrant's current line of business.

The Registrant amortizes the cost of the franchises over the term of the franchise agreement. GFY recorded $5,181 in amortization expense in the period ended December 31, 2004, compared with $826 of amortization for the year ended March 31, 2004. The current amortization expense is a 527% increase over the previous fiscal year. This increase is due to the Registrant booking nine months worth of amortization on the Buffalo Grove franchise, compared to only three months worth in the year ended March 31, 2004. Additionally, the Registrant acquired two additional franchises in the current period.

GFY amortized the discounts and original issue costs on certain notes payable during the year. These amounts have been included in interest expense.

Interest Expense.

GFY incurred interest expense of $1,223,101 in the period ended December 31, 2004, an increase of 181% from the interest expense of $434,807 incurred in the fiscal year ended March 31, 2004. A large amount of the interest expense in the current fiscal year is attributable to notes settled with common stock that was given a valuation much greater than the face value of the note. This excess was booked as additional interest expense. As of December 31, 2004, GFY has settled a large portion of its notes payable through the issuance of restricted common stock. The Registrant expects to continue settling notes through the issuance of additional shares of common stock.

Income Tax Benefit.

For the fiscal year ending December 31, 2004, GFY had a net operating loss carryforward of approximately $13.8 million expiring beginning on March 31, 2017. GFY has not recognized any of this tax benefit as an asset due to uncertainty of future income.

Net Loss.

GFY recorded a net loss of $11,754,926 for the period ended December 31, 2004. This loss represents an increase of 515% from the net loss of $1,910,846 from the fiscal year ended March 31, 2004. The overall loss in the current year was higher primarily due to the increased costs of consulting expenses and officer's compensation, most of which were paid through the issuance of common stock.

The weighted average number of shares outstanding for the period ended December 31, 2004 was 11,083. The loss for the current fiscal year represented a loss of $1,060.62 per share. This weighted average has been adjusted for the two reverse stock splits that occurred during the period (two hundred-for-one reverse stock split effective on July 13, 2004 and one thousand-for-one reverse stock split effective on October 26, 2004) as well as the ten thousand-for-one reverse stock split that occurred on February 9, 2005.

Other Income/Expense.

The Registrant recorded investment income from its oil and gas holdings of $8,109 in the period ended December 31, 2004. These holdings were disposed of as of December 31, 2004. GFY recorded $35,326 in forgiveness of debt income in the year ended December 31, 2004. This debt forgiveness income was related to old accounts payable for which no collection efforts have been given. The Registrant also recorded a loss on an acquisition deposit of $725,000. This loss was from a deposit paid in restricted common stock for a Greek restaurant. The acquisition was never completed and the stock became virtually worthless. The Registrant recorded a loss on disposition of assets in the amount of $86,732. This loss includes of the abandonment of equipment at the Registrant's closed Elkhart, Indiana location and a loss booked on the distribution of the Registrant's oil and gas assets to a consultant for services rendered to GFY.

GFY recorded investment income of $4,393 in the year ended March 31, 2004. This amount represents the oil and gas joint venture interests purchased by GFY in its previous line of business. GFY also recorded $27,040 in forgiveness of debt income in the year ended March 31, 2004. The Registrant also incurred an expense of $34,702 in acquisition costs for the acquisition of GFY, Inc.

GFY reported a total net loss from its discontinued operations of $643,051 in the year ended March 31, 2004.

Liquidity and Capital Resources.

GFY had current assets of $29,156 and current liabilities of $920,350 as of December 31, 2004. This resulted in a working capital deficit of $891,194 as of December 31, 2004.

GFY had a working capital deficit of $1,302,120 as of March 31, 2004.

The Registrant has approximately $60,000 that has been frozen by the SEC. These funds have not been included as current assets in the calculation of its working capital. The Registrant has reserved against the entire balance of these funds and has not included any of the frozen funds in its assets in its financial statements.

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

The Registrant is minimizing its cash expenditures by paying, where possible, its consultants and employees with common stock.

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

As of December 31, 2004, notes with a total principal amount of $269,520 and accrued interest of $30,469 were overdue and payable. The Registrant is negotiating a settlement on some of these notes and contemplates paying off the note balances through the issuance of restricted common stock.

Inflation.

GFY's management does not believe that inflation has had or is likely to have any significant impact on GFY's operations.

Other.

GFY does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

On January 16, 2004, GFY entered into an employment agreement with its President, Edward Schwalb. This agreement was amended on May 5, 2004. Under the terms of the agreement, as amended, GFY is to pay Mr. Schwalb a monthly salary of $25,000. Mr. Schwalb is also due a bonus of $70,000 for each acquisition that he initiates and the Registrant closes on during the term of the employment agreement. Further, the agreement states that Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As of April 11, 2005, Mr. Schwalb owned 668,086,316 shares out of 904,858,733 shares outstanding, or 73.8% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

The Registrant has engaged the services of various consultants to assist the Registrant and perform various duties for the Registrant. The consultants have been paid through the issuance of free-trading common stock of the Registrant. Some of the consultants have retained the services of subcontractors. The consultants may pay their subcontractors with some of their GFY stock, in cash or other consideration. GFY has also made payments to its president in the form of free trading common stock. Through December 31, 2004, the Registrant issued a total of 901,951,062 shares (as adjusted for the reverse stock splits on July 13, 2004 and October 26, 2004) of free-trading common stock that were registered under various S-8 filings made with the SEC. These shares were valued at the higher of the bid price of the stock on the date of issuance or par value. The total value of these shares was recorded at $6,232,040. In many cases the current price of the stock was substantially below the par value of the shares, but the shares were still valued at par value. Of these shares, 24,033,300 shares were issued to the Registrant's president at a value of $2,629,000. The remaining 877,917,762 shares were issued to consultants at a value of $3,603,040. The following describes the services performed and compensation for each of the consultants who received more than $5,000 in free-trading common stock of the Registrant during the period ended December 31,

2004. The stock was registered under various S-8 registrations made during 2004. To the extent that the Registrant was aware of subcontractors performing services for the consultants that is disclosed below as well.

On January 28, 2004, the Registrant retained the services of Jorge Castro ("Castro") to act as a consultant to GFY Foods, Inc. Under the agreement with Castro, Castro is to act as GFY's exclusive strategic advisor for business combinations and is to arrange the introduction to strategic partners and supply consulting services to GFY's management. GFY is to pay Castro a non-refundable payment of $2,000,000 in common stock to compensate Consultant for time, fees and expenses. Castro may hire subcontractors and negotiate contracts with them to provide services to GFY under this Agreement. Castro is also due a payment of $1,000,000 in cash or free-trading common stock of GFY if and when the Company enters into an agreement to acquire, in any manner, any business, assets or otherwise, introduced by Castro. Castro and GFY signed an addendum to their agreement on the date of execution to expand the Castro's duties to the development of a coffee import/export strategy. In the period ended December 31, 2004, the Registrant had issued a total of 305,153,072 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free-trading common stock to Castro. The stock was valued at $2,344,500.

Jorge Castro has sub-contracted both Agennoria Continental, A.C., Ltd. and Francisco Chacon as strategic partners to build our business internationally. The company is unaware of the amount of the sub-contractors' compensation from Castro.

The Registrant engaged the services of Sunil Aghi to provide the Registrant with strategic planning and marketing consulting services. In the period ended December 31, 2004, the Registrant had issued a total of 40 shares (after adjusting for the two hundred- for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26,
2004) of its free-trading common stock to Aghi. The stock was valued at $10,000.

The Registrant engaged the services of Tad Gygi to provide the Registrant with strategic planning and marketing consulting services. In the period ended December 31, 2004, the Registrant had issued a total of 740 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26,
2004) of its free-trading common stock to Gygi. The stock was valued at $222,000.

The Registrant engaged the services of Jason Thelin to provide the Registrant with strategic planning and marketing consulting services. In the period ended December 31, 2004, the Registrant had issued a total of 400 shares (after adjusting for the two hundred- for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26,
2004) of its free-trading common stock to Thelin. The stock was valued at $120,000.

The Registrant engaged the services of White Rhino Consultants, Inc. to perform various accounting services for the Registrant. White Rhino subcontracted these services to J.R. Marple and directed the Registrant to pay Marple directly for these services. In the period ended December 31, 2004, the Registrant had issued a total of 61,605,100 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free-trading common stock to Marple. The stock was valued at $113,500.

The Registrant engaged the services of Lee Traupel to design and develop the Registrant's website as well as assist the Registrant in investor relations and distribution of press releases. In the period ended December 31, 2004, the Registrant had issued a total of 9,600,060 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free-trading common stock to Traupel. The stock was valued at $25,800.

The Registrant engaged the services of Ed Wells to perform legal services for the Registrant. In the period ended December 31, 2004, the Registrant had issued a total of 1,530,600 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free-trading common stock to Wells. The stock was valued at $181,500.

The Registrant engaged the services of Assen Mitzev to provide the Registrant with strategic planning and marketing consulting services. In the period ended December 31, 2004, the Registrant had issued a total of 50,000,000 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for- one reverse stock split effective on October 26,
2004) of its free-trading common stock to Mitzev. The stock was valued at $50,000.

The Registrant engaged the services of Jason Loebig to manage the cafes of the Registrant. In the period ended December 31, 2004, the Registrant had issued a total of 25,025,000 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free-trading common stock to Loebig. The stock was valued at $45,000.

The Registrant engaged the services of Bret Schwalb as an employee in the cafes of the Registrant. Bret Schwalb is the brother of Ed Schwalb, the sole officer and director of the Registrant. In the period ended December 31, 2004, the Registrant had issued a total of 425,002,500 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free-trading common stock to Bret Schwalb. The stock was valued at $427,500.

The Registrant engaged the services of Devang Shah to provide the Registrant with consulting services related to the operation of the cafes owned by the Registrant. In the period ended December 31, 2004, the Registrant had issued a total of 119 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free- trading common stock to Shah. The stock was valued at $30,370.

The Registrant engaged the services of Jayesh Patel to provide the Registrant with consulting services related to the operation of the cafes owned by the Registrant. In the period ended December 31, 2004, the Registrant had issued a total of 119 shares (after adjusting for the two hundred-for-one reverse stock split effective on July 13, 2004 and the one thousand-for-one reverse stock split effective on October 26, 2004) of its free- trading common stock to Patel. The stock was valued at $30,370.

ITEM 7. FINANCIAL STATEMENTS



                                 Smith & Company
           A Professional Corporation of Certified Public Accountants

             Report of Independent Registered Public Accounting Firm

Officers and Directors
GFY Foods, Inc.
Buffalo Grove, Illinois

We have audited the accompanying consolidated balance sheet of GFY Foods, Inc. (a Nevada corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period ended December 31, 2004 and year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFY Foods, Inc. as of December 31, 2004, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the period ended December 31, 2004 and year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                             /s/ Smith & Company
                                             Certified Public Accountants
Salt Lake City, Utah
April 11, 2005


         4764 South 900 East, Suite 1 o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700 o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
       Members: American Institute of Certified Public Accountants o Utah
                   Association of Certified Public Accountants

                                GFY FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004


                                GFY Foods, Inc.
                            Consolidated Financials

ASSETS
                                                       December 31, 2004
                                                    --------------------------
CURRENT ASSETS:
Cash                                                $                    2,356
Prepaid expenses                                                        25,000
Inventory                                                                1,800
                                                    --------------------------
Total current assets                                                    29,156

Property & equipment, net (Note 3)                                      24,031

Franchise fee, net of amortization                                      52,174
                                                    --------------------------
Total assets                                        $                  105,361
                                                    ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                    $                  201,655
Accrued expenses                                                        72,124
Other payables                                                          15,000
Notes payable, net of discounts of $95,522                             310,598
Payable to former officers                                              25,997
Payable to current officers                                            294,976
                                                    --------------------------
Total current liabilities                                              920,350

Long-term portion of notes                                                   -
                                                    --------------------------

Total liabilities                                                      920,350

Commitments and contingencies (Note 5)

Stockholders' deficit:
Preferred stock, 50,000,000 shares                                           -
  authorized, none outstanding
Common stock, par value $0.001;                                            456
  8,000,000,000 shares authorized,
  456,433 shares outstanding
Additional paid-in capital                                          21,844,780
Prepaid Officer's Compensation (Note 6)                             (6,450,448)
Accumulated deficit                                                (16,209,777)
                                                    --------------------------
Total stockholders' deficit                                           (814,989)
                                                    --------------------------

Total liabilities and shareholders' deficit         $                  105,361
                                                    ==========================


The accompanying notes are an integral part of these consolidated financial statements.

                                GFY FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIOD FROM APRIL 1, 2004 THROUGH DECEMBER 31, 2004
                        AND THE YEAR ENDED MARCH 31, 2004


                                                              Period from            Year Ended
                                                      April 1 - December 31, 2004    March 31, 2004
                                                      ---------------------------    ----------------
Net Revenues                                          $                   117,832    $         26,806

Cost of Sales                                                              70,697               8,751
                                                      ---------------------------    ----------------

Gross Profit                                                               47,135              18,055

General and administrative expenses                                     9,810,663             847,774
                                                      ---------------------------    ----------------

Loss from operations                                                   (9,763,528)           (829,719)

Investment Income                                                           8,109               4,393
Forgiveness of Debt Income                                                 35,326              27,040
Acquisition Costs                                                               -             (34,702)
Loss on Acquisition Deposit                                              (725,000)                  -
Loss on Disposition of Assets                                             (86,732)                  -
Loss on Discontinued Operations                                                 -            (643,051)
Interest Expense                                                       (1,223,101)           (434,807)
                                                      ---------------------------    ----------------

Loss before provision for income taxes                                (11,754,926)         (1,910,846)
                                                      ---------------------------    ----------------

Provision for income taxes                                                      -                   -
                                                      ---------------------------    ----------------

Net Loss                                              $               (11,754,926)   $     (1,910,846)
                                                      ===========================    ================

Basic net loss per weighted share                     $                 (1,060.62)   $  (1,910,846.00)

Basic weighted average shares outstanding                                  11,083                   1

The accompanying notes are an integral part of these consolidated financial statements.

                                GFY FOODS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD ENDED DECEMBER 31, 2004 AND THE YEAR ENDED MARCH 31, 2004



                                                                           Additional       Prepaid
                                                      Common Stock          Paid-In       Compensation     Accumulated
                                                   Shares     Amount        Capital       to Officers       Deficit        Total
                                                  --------   ---------   --------------   -------------   -------------  ----------
Balance at March 31, 2003                                1   $       -   $    1,852,090   $           -   $  (2,544,004) $ (691,914)

Stock issued to retire options                           1           -                -               -                           -
Stock issued in exchange for debt                        1           0          725,842               -                     725,842
Stock issued for services                                1           0        5,168,900               -                   5,168,900
Stock issued to officer in exchange for debt             1           0          150,000               -                     150,000
Proceeds of Stock Subscription received                  -                      503,058               -                     503,058
Cancellation of remaining Regulation S Offering         (1)         (0)          (5,482)              -                      (5,482)
Stock issued for Purchase Option                         -           -            1,500               -                       1,500
Value of conversion feature on debt issued               -                       90,687               -                      90,687
Stock issued for acquisition of GFY, Inc.                1           -           20,000               -                      20,000
Net loss for period ended March 31, 2004                 -           -                -               -      (1,910,846) (1,910,846)
                                                  --------   ---------   --------------   -------------   -------------  ----------

Balance at March 31, 2004                                5           0        8,506,595               -      (4,454,850)  4,051,745

Stock issued for exercise of options                     1           0          462,000               -                     462,000
Stock issued for services                          420,342         420       10,552,421               -                  10,552,841
Stock issued to retire debts                        34,012          34        1,254,966               -                   1,255,000
Stock issued for acquisition                         2,073           2          932,198               -                     932,200
Value of conversion feature on debt issued                                      136,600               -                     136,600
Reclassification of prepaid officer's compensation       -           -                -      (6,450,448)             (1) (6,450,449)
Net loss for period ended December 31, 2004              -           -                -               -     (11,754,926)(11,754,926)
                                                  --------   ---------   --------------   -------------   -------------  ----------

Balance at December 31, 2004                       456,433   $     456   $   21,844,780   $  (6,450,448)  $ (16,209,777) $ (814,989)
                                                  ========   =========   ==============   =============   =============  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                GFY FOODS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE PERIOD ENDED DECEMBER 31, 2004 AND THE YEAR ENDED MARCH 31, 2004


                                                                             Period                  Year
                                                                             ended                   ended
                                                                       December 31, 2004         March 31, 2004
                                                                     ---------------------    --------------------
Cash flows from Operating Activities:
  Net loss                                                           $         (11,754,926)   $         (1,910,846)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
Depreciation and amortization                                                       11,587                   2,912
Amortization of discounts on notes payable
        and deferred issuance costs                                                138,549                  94,713
Change in receivables                                                                2,892                  (2,527)
Change in prepaid expenses                                                      (1,215,995)             (4,965,037)
Deferred expenses                                                                        0                   5,411
Change in payables                                                                (644,136)                683,607
Change in accrued expenses                                                          27,189                 (30,462)
Items paid with common stock                                                    12,114,612               5,506,850
                                                                     ---------------------    --------------------
  Net cash used in operating activities                                         (1,320,228)               (615,379)

Cash flows from investing activities:
Disposition of property and equipment                                              108,432                   3,150
Deposit on acquisition                                                                   0                    (500)
Cash included in acquisition                                                             0                   7,380
Acquisition costs                                                                  725,000                  34,702
Inventory                                                                              100                       -
Investment                                                                               0                 (55,000)
                                                                     ---------------------    --------------------

  Net cash provided by investing activities                                        833,532                 (10,268)

Cash flows from financing activities:
Sale of common stock                                                               110,000                 505,466
Note repayment                                                                     (17,010)                (85,949)
Net proceeds from notes issued                                                     136,600                 118,900
Shareholder loans                                                                  257,966                  46,946
Repayment of shareholder loans                                                           -                 (11,516)
                                                                     ---------------------    --------------------

  Net cash provided by financing activities                                        487,556                 573,847
                                                                     ---------------------    --------------------

Net increase (decrease) in cash                                                        860                 (51,800)

Cash, at beginning of period                                                         1,496                  53,296
                                                                     ---------------------    --------------------

Cash, at end of period                                               $               2,356    $              1,496
                                                                     =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                             $               5,513    $             10,084
  Cash paid for taxes                                                $                   -    $                  -

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

On June 15, 2004, the Registrant authorized a reverse two hundred and fifty-for-one split. This reverse stock split was effective on July 13, 2004.

On October 14, 2004, the Registrant authorized a reverse one thousand-for-one split. This reverse stock split was effective on October 26, 2004.

On January 25, 2005, the Registrant authorized a reverse ten thousand-for-one split. This reverse stock split was effective on February 9, 2005.

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

The Registrant is currently not in good standing with the State of Nevada. Currently, the State of Nevada is owed approximately $5,600 in past due fees. Upon the payment of these fees, the Registrant will be considered in good standing with the state.

From the period between March 1, 2003 and December 31, 2003, the Registrant was involved pursuing financing as an oil and gas company. Upon the acquisition of GFY, Inc. in January of 2004, the oil and gas pursuits were discontinued in favor of operating and acquiring food and beverage restaurants. The oil and gas activities for the period from April 1, 2003 through December 31, 2003 are reported as discontinued operations in the Statement of Operations for the year ended March 31, 2004. From January 1, 2004 through December 31, 2004, the net profits received from the oil and gas investments have been recorded as investment income. The oil and gas investments were disposed of as of December 31, 2004.

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

REVENUE RECOGNITION

The Registrant generated revenues from its oil and gas investments. The Registrant disposed of its investments in oil and gas joint ventures as of December 31, 2004. The revenues from this joint venture were recorded in the month that the oil and gas is produced. This revenue is included as investment income. Oil and gas revenue recorded prior to January 1, 2004 has been included in discontinued operations. The Registrant records all revenues from the sale of food and beverages at its restaurant at the time of sale. All revenues are from the direct sale of products to customers at the point of sale.

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

FISCAL YEAR-END

The Registrant has changed its fiscal year from March 31 to December 31 effective as of December 31, 2004 for both financial and income tax reporting purposes.

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

On February 9, 2005, the Registrant effectuated a reverse stock split at a rate of 10,000 to 1. If this reverse stock split were to have taken effect on December 31, 2004, the weighted average number of shares outstanding would have been 11,083. The loss per share would have been $1,060.62 per share.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004:

Food service equipment                      $   36,970
Less accumulated depreciation               (   12,939)
                                            ----------

                                            $   24,031
                                            ==========

NOTE 4 - NOTES PAYABLE

The Registrant and its subsidiary have issued promissory notes to third parties. As of December 31, 2004, the principal balance of these notes totals $406,120. Of these notes, $136,600 in new notes was entered into from April 1, 2004 through December 31, 2004. All of these newly issued notes are fully convertible into common stock at a discount to the market price of the stock. The notes entered into before January of 2004 may also be converted into common stock at the option of the holder. The notes bear interest at rates between 10-25% per annum and have terms between 60 and 360 days from the date of issuance.

As of December 31, 2004, notes with a total principal amount of $269,520 and accrued interest of $30,469 were overdue and payable. The Registrant is negotiating a settlement on some of these notes and contemplates paying off the note balances through the issuance of restricted common stock.

An aggregate value of $136,600 was assigned to the convertibility feature of the new notes entered into between April 1, 2004 and December 31, 2004. This value was recorded as a discount to the notes and is being amortized and expensed as interest over the life of the notes.

On April 3, 2003, in conjunction with the acquisition of the Frulatti franchise, GFY, Inc., the wholly owned subsidiary of the Registrant, entered into a Promissory Note in the amount of $70,000 with the seller of the franchise. The note called for monthly payments of $1,166 and a balloon payment of $28,000 on December 5, 2003. GFY, Inc. failed to make the balloon payment and as a result the complete note is now due and payable. As of December 31, 2004, the principal balance due on this note was $56,020. As per the terms of the Promissory Note, upon default, an interest rate of 18% is applied to the balance of the note. The Registrant is continuing to make monthly payments on this note. The note is secured by the inventory and equipment at the restaurant.

As of December 31, 2004, the Registrant owes its President $294,976. This amount is for expenses paid directly on behalf of the Registrant and for accrued salary. The Registrant still owes former officers $25,997.

NOTE 5 - LEASES AND COMMITMENTS:

GFY, Inc., the wholly owned subsidiary of the Registrant signed a lease agreement for its Buffalo Grove, Illinois site for a term of thirty-six months. The term of the lease runs from October 1, 2003 through September 30, 2006. The lease payment from October 1, 2003 through September 30, 2004 was $220. The rent increases from October 1, 2004 through September 30, 2005 to $231 per month and is $242 in the final twelve months of the lease term.

Future annual minimum lease payments for all non-cancelable operating leases as of December 31, 2004, are as follows:

                                   Operating
                                     Lease
                                  --------
Year ending December 31,
            2005                  $  2,805
            2006                     2,178
                                  --------
Total lease payments under
  Operating lease                 $  4,983
                                  ========

Rent expense was $1,980 and $670 for the period ended December 31, 2004 and the year ended March 31, 2004, respectively.


NOTE 6 - STOCKHOLDERS' EQUITY

On January 16, 2004, entered into an employment agreement with its President, Edward Schwalb. This agreement was amended on May 5, 2004. The Registrant has issued restricted common stock to Mr. Schwalb under the terms of his employment contract. The value of this stock has been booked as a debit balance against Stockholders' Equity and is being amortized over the 60-month term of the employment agreement. During the period from April 1, 2004 to December 31, 2004, the Registrant issued stock valued at $4,000,000 to Mr. Schwalb. Prior to April 1, 2004, the Registrant issued stock valued at $3,520,000 to Mr. Schwalb. In the current period, the Registrant expensed $967,034 of this amount as officer's compensation. The balance of prepaid officer's compensation as of December 31, 2004 was $6,450,448.

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes at December 31, 2004 are as follows:

         Current- Federal           $       0
         Deferred- Federal                  0
                                    ---------

         Income tax provision       $       0
                                    =========

A reconciliation of the consolidated income tax provision for the Registrant to the amount expected using the U.S. Federal statutory rate follows:

         Expected amount using
         U.S. Federal statutory rate    $  (3,996,675)
         Change in valuation
                  Allowance                 3,996,675
                                        -------------

         Effective tax                  $           0
                                        =============


Deferred tax assets (liabilities) consisted of the following at December 31, 2004.

         Deferred tax assets

         Net operating loss
            Carryforwards                   $  4,692,000
         Deferred tax liability                        0
                                            ------------
                                               4,692,000

         Valuation allowance                  (4,692,000)
                                            ------------

         Net asset                          $          0
                                            ============

At December 31, 2004, the Company has net operating loss (NOL) carryforwards totaling approximately $13.8 million. The carryforwards begin to expire in the fiscal year 2017. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the period ended December 31, 2004 was $3,996,675.


NOTE 8 - PREPAID EXPENSES

The Registrant periodically enters into consulting contracts with various consultants and professionals. Some of these contracts extend beyond the fiscal year end. The Registrant evaluates each contract to determine whether it is proper to book a prepaid expense asset with respect to each contract. As of December 31, 2004, the Registrant has booked $25,000 paid to one attorney as a prepaid asset for services to be rendered after the end of the fiscal year.

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

As of April 11, 2005, Mr. Schwalb owned 668,086,316 shares out of 904,858,733 shares outstanding, or 73.8% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.

NOTE 10 - COMPLAINT OF THE SECURITIES AND EXCHANGE COMMISSION AND FROZEN CASH

On October 16, 2003, the Securities and Exchange Commission through its Salt Lake City, Utah, office filed a complaint in the United States District Court for the District of Utah against 21 defendants including F10 Oil & Gas Properties, Inc., Jon H. Marple, the former Chief Executive Officer of F10, Mary
E. Blake, the former President of F10, Jon R. Marple, a consultant to F10, and Grateful Internet Associates, LLC, a Colorado limited liability company owed by Jon R. Marple. The complaint alleges that overseas investors were defrauded by a scheme organized by defendants David Wolfson, Gino Carlucci and Sukumo Ltd. to sell securities in five United States-based issuers including F10. F10, with its former officers Jon H. Marple and Mary E. Blake, are alleged to have made false or incomplete filings with the SEC and to have manipulated the price of F10's securities in violation of the antifraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the issuer reporting provision of Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act.

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


NOTE 11 - SUBSEQUENT EVENTS:

On January 25, 2005, the Registrant authorized a reverse ten thousand-for-one split. This reverse stock split was effective on February 9, 2005. This reduced the number of shares outstanding from 6,587,334,938 to approximately 658,733.

Under the terms of the employment agreement that GFY entered into with its President, Edward Schwalb, Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As a result of this clause, GFY issued to Mr. Schwalb 668,000,000 shares in February of 2005. As a result of this stock issuance, Mr. Schwalb owned 668,086,316 shares out of 904,858,733 shares outstanding, or 73.8% of the outstanding common stock.

In addition to the stock issued to Mr. Schwalb since January 1, 2005 the Registrant has issued 100,000,000 shares of restricted stock and 136,200,000 free-trading shares issued under an S-8 filing.

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

ITEM 8B.  OTHER INFORMATION.

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

                                POSITION                  DATES
NAME                   AGE     WITH COMPANY             OF SERVICE
----                   ---     ------------             ----------
Edward E. Schwalb      36      President, Secretary,    1/04 to present
                               Treasurer & Director

Edward E. Schwalb, President/Director

Mr. Schwalb, age 36, has spent the past 20 years involved in every aspect of the restaurant industry. During the past five years he has primarily been a restaurant manager and owner/operator. Mr. Schwalb graduated with a degree in Psychology from Loyola University in Chicago in 1992. His restaurant experience in combination with his study of personal behavior has given him a strong base to manage employees and implement profitable growth strategies. In April 2003, he and his wife jointly formed GFY, Inc. They acquired a Frullati Cafe and Bakery franchise in Buffalo Grove, Illinois and increased the sales six-fold in their first three months of ownership. After the acquisition of GFY, Inc. by the Registrant, Mr. Schwalb has engineered the acquisition of two additional Frullati franchises. Mr. Schwalb was appointed to the Board and elected as the President of the Registrant on January 12, 2004. He remains the sole officer and director of the Registrant.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert, but is in the process of locating and appointing one.

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

Based solely upon a review of the copies of the forms furnished to GFY and information involving securities transactions of which GFY is aware, GFY believes that during the period ending December 31, 2004, that it has advised the appropriate parties and entities of the Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders. For the period ended December 31, 2004, GFY is aware of one individual who failed to timely file reports under Section 16(a).

On several occasions throughout the period ended December 31, 2004, Edward Schwalb was issued restricted and free-trading stock by GFY. Subsequently, some of the free-trading shares were sold in open market transactions. In some instances, the issuances as well as stock sales by Mr. Schwalb were done without timely filing of requisite forms with the SEC. As of December 31, 2004, GFY believes that Mr. Schwalb was current in his personal filings required under
Section 16(a). Mr. Schwalb has been issued stock in February of 2005 and the Registrant does not believe that requisite filings for these issuances have been made as required under Section 16(a).

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


                                                      Summary Compensation Table

                                               Annual Compensation            Long-term Compensation

Name and                Fiscal                                 Other           Restricted      Securities              All
principal               Year                                   annual          stock           underlying     LTIP     other
position                Ended        Salary        Bonus       compensation    awards          options/SARs   payouts  compensation
          (a)           (b)          (c)           (d)         (e)             (f)             (g)            (h)      (i)

Edward Schwalb,          12/31/2004    225,000(1)   140,000(1) 0               967,034(3)
President & Director      3/31/2004     62,500(2)         0    0               138,871(3)      0              0        0

Michael Meservy,          3/31/2004      7,500            0    0               0               0              0        0
Former President

Charles Blake             3/31/2004      4,500            0    0               0               0              0        0
Former President

Jon H. Marple,
Former CEO                3/31/2004     60,000            0    0               0               0              0        0
                          3/31/2003    120,000            0    0               0               0              0        0

Mary E. Blake,
Former President          3/31/2004     60,000            0    0               0               0              0        0
                          3/31/2003    120,000            0    0               0               0              0        0

     (1) Includes $236,000 of compensation accrued and not paid as of December 31, 2004.

     (2) Includes $11,350 of compensation accrued and no paid as of March 31, 2004.

     (3) On January 16, 2004, Edward Schwalb entered int an employment agreement with GFY which included a clause to ensure that Mr. Schwalb maintained an ownership percentage in GFY of 70%. As a result of this clause, since the execution of the employment agreement GFY has issued to Mr. Schwalb restricted common stock valued at $7,520,000. The value of this stock is being amortized over the 60-month term of the employment agreement. The amount shown above represents the amortization of this value during the fiscal year.

     (4) Jon H. Marple and Mary E. Blake are husband and wife. Ms. Blake received 1,500,000 shares of restricted stock in lieu of back pay of $150,000 due to her and Mr. Marple in June of 2003.


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

Further, the agreement states that Mr. Schwalb shall maintain an ownership position in GFY of no less than 70% of the outstanding shares of common stock. As of April 11, 2005, Mr. Schwalb owned 668,086,316 shares out of 904,858,733 shares outstanding, or 73.8% of the outstanding common stock. The term of this employment agreement is for five years ending on December 31, 2008.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of GFY's common stock by each person or group that is known by GFY to be the beneficial owner of more than five percent of its outstanding common stock, each director and officer of GFY and all directors and executive officers of GFY as a group as of April 11, 2005 after accounting for a ten thousand to one reverse stock split that was effective on February 9, 2005. Unless otherwise indicated, GFY believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable.

Title of          Name and Address of         Amount and Nature        Percent
 Class            Beneficial Owner            of Beneficial Owner     of Class

Common            Edward E. Schwalb                668,086,316           73.83%
                  497 LaSalle Lane
                  Buffalo Grove, IL 60089

All Directors and Officers as a Group
(1 Person)                                         668,086,316           73.83%


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

Upon the acquisition of GFY, Inc., the Registrant acquired, as part of the GFY, Inc. assets and liabilities, a payable to Edward Schwalb in the amount of $48,526. This amount was attributable to expenses paid, including acquisition costs, of the Frullati Cafe and Bakery franchise owned by GFY, Inc. During the period ended December 31, 2004, Mr. Schwalb personally paid $6,800 in expenses on behalf of the Registrant. He also accrued $236,000 in salary and bonuses for the period ended December 31, 2004. As a result of this activity, the Registrant owed Mr. Schwalb $294,976 as of December 31, 2004.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

(3)  (i) Articles of Incorporation and amendments thereto. (1)

     (ii) By-laws. (1)

(10.1)  Agreement  and  Plan  of  Reorganization  by  and  among  F10  Oil & Gas
     Properties, Inc., a Nevada corporation, and GFY, Inc., an Illinois corporation, dated as of January 12, 2004. (2)

(9.2)Escrow  Agreement by and among F10 Trading,  Inc.,  Petrex  Corporation and
     Weed & Co., L.P. (3)

(9.3)Employment Agreement by and between GFY Foods, Inc. and Edward Schwalb dated January 16, 2004 and the Amendment thereto dated May 5, 2004 (4)

(9.4) Franchise Agreement between Kalaha Franchise Corp. and GFY, Inc. (5)

(9.5)Agreement  between  GFY Foods,  Inc.  and Jorge  Castro,  Consultant  dated
     January 28, 2004 (5)

(9.6)Consulting  Agreement  between GFY Foods, Inc. and Sunil Aghi dated January
     16, 2004 (5)

(9.7)Consulting  Agreement  between GFY Foods,  Inc. and White Rhino Consulting,
     Inc. dated January 12, 2004 (5)

(9.8)Consulting  Agreement between GFY Foods, Inc. and Lee Traupel dated January
     28, 2004 (5)

(9.9)Consulting  Agreement  between GFY Foods,  Inc.  and Martin  Wozniak  dated
     February 25, 2004 (5)

(9.10) Fee Agreement between GFY Foods, Inc. and Ed Wells dated January 28, 2004
     (5)

14   CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification pursuant to Section 302 of the Sarbane Oxley Act of 2002

32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Previously filed as an exhibit to the company's Form 10-SB and amendments thereto, filed July 31, 2001 (File No. 000-33029).

     (2) Previously filed as an exhibit to the Registran s filing of a Form 8-K (File No. 000- 33029)

     (3) Previously filed with the Registrant's filing o a Form 8-K on November 7, 2001 (File No. 000-33029).

     (4) Previously filed with the Registrant's filing o a Form 8-K on May 5, 2004 (File No. 000-33029).

     (5) Previously filed with the Registrant's filing o a Form 10-KSB/A on August 23, 2004 (File No. 000-33029).


     (b)  Reports on Form 8-K

     (i) On November 3, 2004, an 8-K was filed disclosing the issuance of eight hundred fifty million shares of restricted common stock to Edward Schwalb, the President of GFY, under the terms of his employment agreement. This filing also disclosed the issuance of more than 5% of the outstanding shares of the Registrant to several other individuals.

     (ii) On December 30, 2004, an 8-K was filed disclosing the change of fiscal year from March 31, 2004 to December 31, 2004 effective as of December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors for the period ended December 31, 2004 and the fiscal year ended March 31, 2004 for professional services rendered in connection with the audit of our annual consolidated financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years were $20,600 and $14,775 respectively. Additional fees are yet to be billed for the audit for the period ended December 31, 2004.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended December 31, 2004 and the fiscal year ended March 31, 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the period ended December 31, 2004 and the fiscal year ended March 31, 2004 were $0 and $0 respectively.


                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GFY Foods, Inc.


                                            By: /s/Edward E. Schwalb
                                            Name: Edward E. Schwalb
                                            Title: President

                                            Date: April 14, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                       Title                                Date
----                       -----                                ----
/s/Edward E. Schwalb       President, and Sole Director         April 14, 2005
  ------------------       ----------------------------         ---------------
Edward E. Schwalb          (CEO and CFO)

EXHIBIT 14        CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of GFY Foods, Inc. ("the Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

                                  Applicability

As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

                            Principles and Practices

In performing his or her duties, each of the Senior Financial Officers must:

1. Maintain high standards of honest and ethical conduct an avoid any actual or apparent conflict of interest.

2. Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict,

3. Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

4. Comply and take all reasonable actions to cause others t comply with applicable governmental laws, rules, regulations and

5. Promptly report violations to the appropriate committee of the Board of Directors.

6. Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Corporation's Directors, officers and employees generally.

                                     Waiver

Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

                                          Compliance and Accountability

The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:

/s/  Edward Schwalb                  Date:    April 14, 2005
------------------------------
Edward Schwalb, CEO and CFO

                                  Exhibit 31.1
                                CEO Certification

   I, Edward E. Schwalb, Chief Executive Officer, certify that;

(1)  I have reviewed this annual report on Form 10-KSB of GF Foods, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small busines issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

April 14, 2005



/s/ Edward E. Schwalb
By: Edward E. Schwalb
President, Chief Executive Officer and Chief Financial Officer

                                  Exhibit 31.2
                                CFO Certification

I, Edward E. Schwalb, Chief Financial Officer certify that:

(1)  I have reviewed this annual report on Form 10-KSB of GF Foods, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small busines issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 14, 2005
/s/Edward E. Schwalb
Edward E. Schwalb
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C.
SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
OXLEY ACT OF 2002

         In connection with the accompanying Annual Report on Form 10-KSB for the period ended December 31, 2004 (the "Report") of GFY Foods, Inc., a Nevada corporation (the "Company"), I, Edward E. Schwalb, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 14, 2005                             /s/ Edward E. Schwalb
                                                 Edward E. Schwalb
                                                 Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
OXLEY ACT OF 2002

         In connection with the accompanying Annual Report on Form 10-KSB for the period ended December 31, 2004 (the "Report") of GFY Foods, Inc., a Nevada corporation (the "Company"), I, Edward E. Schwalb, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 14, 2005                            /s/ Edward E. Schwalb
                                                 Edward E. Schwalb
                                                 Chief Financial Officer