Form 10QSB
period 2005-03-31
GFY FOODS INC
filed 2005-05-23
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on May 20, 2005, was 1,014,873,262 .

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                           PAGE

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005                        3

     CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     MARCH 31, 2004 AND MARCH 31, 2005                                      4

     CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
     MARCH 31, 2004 AND MARCH 31, 2005                                      5

     STATEMENT  OF  SHAREHOLDERS  DEFICIT  FROM MARCH 31, 2003 THROUGH
     MARCH 31, 2005                                                         6

     NOTES TO CONSOLIDATED UNAUDITED FINANCIA STATEMENTS                    7

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 9

ITEM 3. CONTROLS & PROCEDURES                                              11

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  11

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                          12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

ITEM 5. OTHER INFORMATION                                                  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURE                                                                  15

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending March 31, 2005.

                                 GFY FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2005

                                   (Unaudited)

ASSETS
                                                          March 31, 2005
                                                    ------------------------
CURRENT ASSETS:
Cash                                                $                 71,846
Prepaid expenses                                                           -
Inventory                                                              1,800
                                                    ------------------------
Total current assets                                                  73,646

Property & equipment, net (Note 4)                                    22,182

Franchise fee, net of amortization                                    50,545
                                                    ------------------------
Total assets                                        $                146,373
                                                    ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                    $                218,315
Accrued expenses                                                      95,047
Other payables                                                        15,000
Notes payable, net of discounts of $105,585                          434,521
Payable to former officers                                            25,997
Payable to current officers                                          292,976
                                                    ------------------------
Total current liabilities                                          1,081,856

Long-term portion of notes                                                 -
                                                    ------------------------

Total liabilities                                                  1,081,856



Stockholders' equity:
Preferred stock, 50,000,000 shares                                         -
  authorized, none outstanding
Common stock, par value $0.001;                                      904,859
  8,000,000,000 shares authorized,
  904,858,733 shares outstanding
Additional paid-in capital                                        24,078,134
Prepaid Officer's Compensation (Note 6)                           (6,677,053)
Accumulated deficit                                              (19,241,423)
                                                    ------------------------
Total stockholders' equity                                          (935,483)
                                                    ------------------------

Total liabilities and shareholders' equity          $                146,373
                                                    ========================


The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Quarter              Quarter
                                                          Ended                Ended
                                                      March 31, 2005       March 31, 2004
                                                   -------------------    ----------------
Net Revenues                                       $            57,315    $         26,806
Cost of Sales                                                   16,253               8,751
                                                   -------------------    ----------------
Gross Profit                                                    41,062              18,055

General and administrative expenses                          1,311,061             804,790
                                                   -------------------    ----------------

Loss from operations                                        (1,269,999)           (786,735)

Investment Income                                                    -               4,393
Forgiveness of Debt Income                                           -                   -
Acquisition Costs                                                    -             (34,702)
Loss on Acquisition Deposit                                          -                   -
Loss on Disposition of Assets                                        -                   -
Loss on Discontinued Operations                                      -                   -
Interest Expense                                            (1,761,647)           (298,745)
                                                   -------------------    ----------------

Loss before provision for income taxes                      (3,031,646)         (1,115,789)
                                                   -------------------    ----------------

Provision for income taxes                                          -                    -
                                                   -------------------    ----------------

Net Loss                                           $       (3,031,646)    $     (1,115,789)
                                                   ==================     ================

Basic net loss per weighted share                  $            (0.01)    $  (1,115,789.00)

Basic weighted average shares outstanding                 402,271,826                    1

The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Quarter               Quarter
                                                          ended                 ended
                                                      March 31, 2005       March 31, 2004
                                                   -------------------    ----------------
Cash flows from Operating Activities:
  Net loss                                         $        (3,031,646)   $     (1,115,789)
  Adjustments to reconcile net loss to net cash
    required by operating activities:

Depreciation and amortization                                    3,478               2,673
Amortization of discounts on notes payable
        and deferred issuance costs                             46,294              43,819
Change in receivables                                                0              (2,527)
Change in prepaid expenses                                      25,000          (5,232,675)
Deferred expenses                                                    0                   -
Change in payables                                              16,660             724,348
Change in accrued expenses                                      25,409             (58,645)
Items paid with common stock                                 2,854,795           5,422,850
                                                   -------------------    ----------------
  Net cash used in operating activities                        (60,010)           (215,946)

Cash flows from investing activities:
Disposition of property and equipment                                0               1,735
Deposit on acquisition                                               0                (500)
Cash included in acquisition                                         0               7,380
Acquisition costs                                                    0              34,702
Inventory                                                            0                   -
Investment                                                           0              10,000
                                                   -------------------    ----------------

  Net cash provided by investing activities                          0              53,317

Cash flows from financing activities:
Sale of common stock                                                 0                   -
Note repayment                                                       0              (4,269)
Net proceeds from notes issued                                 131,500             118,900
Shareholder loans                                                    0              (1,246)
Repayment of shareholder loans                                  (2,000)            (11,516)
                                                   -------------------    ----------------

  Net cash provided by financing activities                    129,500             101,869
                                                   -------------------    ----------------

Net increase (decrease) in cash                                 69,490             (60,760)

Cash, at beginning of period                                     2,356              62,256
                                                   -------------------    ----------------

Cash, at end of period                             $            71,846    $          1,496
                                                   ===================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                           $                -     $              -

  Cash paid for taxes                              $                -     $              -

The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Unaudited)

                                                     Common Stock        Additional   Prepaid
                                                                           Paid-In    Compensation   Accumulated
                                                   Shares     Amount     Capital      to Officers    Deficit       Total
                                                 -----------  ---------  ------------ -------------- -------------  -------------
Balance at March 31, 2003                                  1  $       -  $  1,852,090 $            - $  (2,544,004) $    (691,914)

Stock issued to retire options                             1          -             -              -                            -
Stock issued in exchange for debt                          1          0       725,842              -                      725,842
Stock issued for services                                  1          0     5,168,900              -                    5,168,900
Stock issued to officer in exchange for debt               1          0       150,000              -                      150,000
Proceeds of Stock Subscription received                    -                  503,058              -                      503,058
Cancellation of remaining Regulation S Offering           (1)        (0)       (5,482)             -                       (5,482)
Stock issued for Purchase Option                           -          -         1,500              -                        1,500
Value of conversion feature on debt issued                 -                   90,687              -                       90,687
Stock issued for acquisition of GFY, Inc.                  1          -        20,000              -                       20,000
Net loss for period ended March 31, 2004                   -          -            -               -    (1,910,846)    (1,910,846)
                                                 -----------  ---------  ------------ -------------- -------------  -------------

Balance at March 31, 2004                                  5          0     8,506,595              -    (4,454,850)     4,051,745

Stock issued for exercise of options                       1          0       462,000              -                      462,000
Stock issued for services                            420,342        420    10,552,421              -                   10,552,841
Stock issued to retire debts                          34,012         34     1,254,966              -                    1,255,000
Stock issued for acquisition                           2,073          2       932,198              -                      932,200
Value of conversion feature on debt issued                                    136,600              -                      136,600
Reclassification of prepaid officer's compensation         -          -             -     (6,450,448)                  (6,450,449)
Net loss for period ended December 31, 2004                -          -             -              -   (11,754,926)   (11,754,926)
                                                 -----------  ---------  ------------ -------------- -------------  -------------

Balance at December 31, 2004                         456,433        456    21,844,780     (6,450,448)  (16,209,777)      (814,989)

Stock issued for services                        904,232,300    904,233       477,167              -                    1,381,400
Stock issued to retire debts                         170,000        170     1,699,830              -                    1,700,000
Prepaid officer's compensation                             -          -             -       (226,605)                    (226,605)
Value of conversion feature on debt issued                 -          -        56,357              -                       56,357
Net loss for quarter ended March 31, 2005                  -          -             -              -    (3,031,646)    (3,031,646)
                                                 -----------  ---------  ------------ -------------- -------------  -------------

Balance at March 31, 2005                        904,858,733  $ 904,859  $ 24,078,134 $   (6,677,053)$ (19,241,423) $    (935,483)
                                                 ===========  =========  ============ ============== =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

GFY Foods, Inc, formerly F10 Oil & Gas Properties, Inc., (hereinafter referred to as "GFY" or the "Registrant"), is a company that owns and operates franchised restaurants in Illinois. Until January 12, 2004, the Registrant was in the business of making investments in oil and natural gas exploration and oil and natural gas producing properties.

The operations of the Registrant during the period in which it was solely engaged in the investment in oil and gas opportunities is shown as discontinued business operations in the consolidated financial statements. The Registrant held the investments until December 31, 2004. The net income derived from these holdings after January 12, 2004 is shown as investment income in the consolidated financial statements.

The Registrant approved a ten thousand for one reverse stock split on January 25, 2005. The effective date of the reverse stock split was February 9, 2005. The consolidated financial statements reflect the effects of this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended March 31, 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Report on Form 10-KSB, for the period ended December 31, 2004.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended March 31, 2005 and March 31, 2004 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. After accounting for the reverse stock split approved on January 25, 2005, the weighted average number of shares outstanding for the three months ended March 31, 2005 was 402,271,086. The weighted average number of shares outstanding for the three months ended March 31, 2004 was 1 (one) after adjusting for the reverse stock splits on February 9, 2005, October 26, 2004 and July 13, 2004.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $3,031,646 for the three months ended March 31, 2005. The Registrant has incurred total losses of $19,241,423 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if GFY is unable to continue as a going concern.

The Registrant's is currently in default with the State of Nevada. Approximately $4,325 in current fees are due and an additional $4,300 is due by May 31, 2005. If the Registrant does not make these payments by May 31, 2005, its corporate charter will be revoked. The Registrant will be required to make additional payments to get the corporation reinstated.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2005:

Equipment                                             $    36,970

Less accumulated depreciation                            ( 14,788)
                                                        ---------

                                                      $    22,182
                                                      ===========

                                 GFY FOODS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2005


NOTE 5 -   NOTES PAYABLE

In the quarter ended March 31, 2005, the Registrant issued promissory notes to third parties totaling $131,500 under various private placements. The notes carry an interest rate of 15% per annum and are due on March 31, 2006. All of these notes are convertible into common stock of the Registrant at a discount to the market price of the stock. The discount rate is 30% (a 30% discount rate would allow a $10,000 note holder to convert his note into approximately $14,286 worth of the Registrant's common stock). An aggregate value of $56,357 was assigned to the conversion feature on the notes. This was accounted for as a discount to the notes payable and is being amortized over the term of the notes. As of March 31, 2005, the discount on these notes payable, and similar notes entered into since December of 2003, is $105,585.

The principal balance on all of the remaining notes totals $434,521 as of March 31, 2005.

In the quarter ended March 31, 2005, the Registrant issued 170,000 reverse-split adjusted shares (1,700,000,000 shares prior to the reverse stock split approved on January 25, 2005) of its restricted common stock to pay interest on a past due note. The stock was valued at par value at the time of issuance in the amount of $1.7 million. The fair market value of the stock was a fraction of this amount at the time of issuance.

As of March 31, 2005, GFY was in default on notes with a principal balance totaling $199,106. These notes have accrued interest of $28,142. The Registrant is actively involved in negotiating settlements with the holders of some of these notes.

NOTE 6 - PREPAID OFFICER'S COMPENSATION

The Registrant has issued stock to its sole officer and director, Edward Schwalb, under the terms of his employment agreement with the Registrant. This agreement calls for Mr. Schwalb to maintain an ownership level of 70% of the Registrant's outstanding common stock. Although Mr. Schwalb has waived this clause, the Registrant has periodically issued common stock to Mr. Schwalb. This stock has generally been valued at par value at the time of issuance. The total value of the stock issued to Mr. Schwalb has been booked at $8,170,000. This value is amortized over the remaining term of his employment agreement with the Registrant, which runs through December 31, 2008. The remaining balance of the prepaid officer's compensation as of March 31, 2005 is $6,677,053. The Registrant determined that this value should more properly be recorded as an equity section item instead of recording the remaining balance as an asset.


NOTE 7 - SUBSEQUENT EVENTS

In April of 2005, the Registrant closed its Willowbrook Frulatti cafe. This leaves the Registrant with one operating restaurant in Buffalo Grove, IL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         (Period Ending March 31, 2005)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

GFY reported total revenues of $57,315 from the operations of its two Frullati Cafe franchises in the quarter ended March 31, 2005. This amount represented a 114% increase from the revenues of $26,806 reported in the quarter ended March 31, 2004.

After the end of the quarter ended March 31, 2005, the Registrant closed its location in Willowbrook. This franchise accounted for $30,564 of the current quarter's revenues.

Cost of Sales

GFY's cost of sales for the quarter ended March 31, 2005 was equal to $16,253. This amount reflects an 86% increase from the cost of sales figure of $8,751 in the quarter ended March 31, 2004.

General and Administrative Expenses

General and administrative expenses in the three-month period ended March 31, 2005 totaled $1,311,061. This expense amount is an increase of 62.9% from the general and administrative expenses for the quarter ended March 31, 2005 of $804,790. Of the expenses in the current quarter, amounts paid to consultants and officer's salaries represented the largest portion of expenses. The Registrant incurred consulting fees of $361,810 in the current quarter. This amount was primarily paid in stock and represented 27.6% of total general and administrative expenses. The Registrant also accrued and paid $498,395 in salaries to officers. This amount represented 38% of total general and administrative costs. Nearly all of the officer's compensation was paid through the issuance of common stock to Ed Schwalb, the President and sole officer and director of the Registrant.

Interest Expense

The Registrant incurred total interest expense of $1,761,647 in the quarter ended March 31, 2005. The majority of this interest was incurred on the payments made on one note. The Registrant issued a total of 1,700,000,000 pre-reverse split shares of its restricted common stock (170,000 shares of reverse split adjusted shares) to pay interest on a delinquent note. The Registrant valued the stock issuance at par value, for a total valuation of $1,700,000. This was charged to interest expense despite the fact that the fair market value of the stock was substantially less than par value. The remaining interest expense was from the accrual of interest on the Registrant's various notes payable.

The Registrant incurred interest expense of $298,745 in the quarter ended March 31, 2004.

The current quarter's interest expense represents an increase of 490% from the interest expense incurred in the same quarter of 2004. This increase is primarily due to the stock payments made on a delinquent note as described above.

Net Loss

GFY incurred a net loss of $3,031,646 in the current quarter ended March 31, 2005. This represents a loss per share of $(0.01) after accounting for the ten thousand to one reverse stock split approved on January 25, 2005.

The Registrant's net loss for the quarter ended March 31, 2004 was $1,115,789. This represents a reverse split adjusted net loss per share of $(1,115,789) per share after accounting for the three reverse stock splits that have occurred in the past year.

The net loss in the current quarter is 172% more than the loss from the quarter ended March 31, 2004. The Registrant has incurred substantial losses due to the payment of consulting fees with its common stock and through the payment of interest on debts through the issuance of common stock.

Liquidity and Capital Resources

During the quarter ended March 31, 2005 net cash used by the operating activities of the Registrant was $60,010. This loss was primarily supported through the issuance of notes payable.

During the quarter ended March 31, 2004 net cash used by operating activities was $215,946.

As of March 31, 2005 the Company's current assets were $73,646 and its current liabilities equaled $1,081,856, generating net working capital deficit of $1,008,210.

The Registrant hopes to be able to fund future operations through private placements of notes and common stock, although no assurances can be made that additional funds will be received through these contemplated private placement offerings.

ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

         GFY, Inc. acquired the Buffalo Grove, Illinois Frullati franchise from an individual. GFY was required to make a balloon payment of $28,000 in December of 2003 under the terms of that agreement. GFY failed to make the requisite payment and, as a result, the entire balance of the note then due of approximately $61,000 was immediately payable. GFY has not made required monthly payments on the note and, although the note holder has threatened legal action, no formal proceedings have occurred. The current balance on the note is $58,506, including accrued interest, as of March 31, 2005.

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

One of GFY's bank accounts with a balance of $60,102 is currently frozen. This amount has been reserved against on the balance sheet as of March 31, 2005 and is no longer considered a Company asset.

Management of GFY is currently in negotiations with the Commission to settle the complaint.

ITEM 2 - Changes in Securities

Recent Sales of Unregistered Securities

GFY made the following sales of unregistered securities during the quarter ended March 31, 2005:

Common Stock

     (a) In January 2005, GFY issued 170,000 shares of its reverse-split adjusted shares of restricted common stock (1,700,000,000 shares prior to the reverse split) to Richard Hanks in consideration as partial payment of a delinquent note that Mr. Hanks holds with the Registrant. This stock was issued in two blocks. The Registrant valued this stock issuance at $1,700,000, or $10.00 per reverse-split adjusted share. This valuation was based on par value at the time of issuance. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (b) In January 2005, GFY issued 20,000 shares of it reverse-split adjusted shares of restricted common stock (200,000,000 shares prior to the reverse split) to John DiSimone for services rendered to the Registrant. The Registrant valued this stock issuance at $200,000, or $10.00 per reverse-split adjusted share. This valuation was based on par value at the time of issuance. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (c) In February 2005, GFY issued 650,000,000 shares of restricted common stock to Edward Schwalb under the terms of his employment contract with GFY. The total value of the stock was booked at par value of $650,000, or $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (d) In February 2005, GFY issued 25,000,000 shares of its restricted common stock to Eric Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The
          Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (e) In February 2005, GFY issued 25,000,000 shares of its restricted common stock to Lore Hayes for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (f) In February 2005, GFY issued 25,000,000 shares of its restricted common stock to Kelly Gates for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
     (g) In February 2005, GFY issued 25,000,000 shares of its restricted common stock to Bret Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $25,000, or par value of $0.001 per share. The
          Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by
Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering. Use of this exemption is based on the following facts:

     * Neither GFY or any person acting on behalf of GFY solicited any offer to buy or sell the securities by any form of general solicitation or advertising;
     * The purchasers represented that they were acquiring the securities as a principal for their own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws; and
     * The securities were issued with the understanding that they may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws.

Notes Payable

On March 11, 2005, GFY entered into a $24,500 note agreement with Brian Alter. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 30% discount to the market price of GFY's common stock at any time during the term of the note.

On March 11, 2005, GFY entered into a $39,000 note agreement with Gail Leetzkow. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 30% discount to the market price of GFY's common stock at any time during the term of the note.

On March 11, 2005, GFY entered into a $54,500 note agreement with Merlin Fish. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 30% discount to the market price of GFY's common stock at any time during the term of the note.

On March 11, 2005, GFY entered into a $10,000 note agreement with Anthony Hotko. The terms of the note are for a one-year term at an interest rate of 15%. The note, including principal and accrued interest, is convertible into shares of common stock of the Registrant at a 30% discount to the market price of GFY's common stock at any time during the term of the note.

Stock Issued to Consultants

The Registrant has engaged the services of various consultants to assist the Registrant and perform various duties for the Registrant. The consultants have been paid through the issuance of free-trading common stock of the Registrant. Some of the consultants have retained the services of subcontractors. The consultants may pay their subcontractors with some of their GFY stock, in cash or other consideration. GFY has also made payments to its president in the form of free trading common stock. In the quarter ended March 31, 2005, the Registrant issued a total of 154,212,300 shares of free-trading reverse stock split adjusted common stock that were registered under various S-8 filings. These shares were valued at the bid price of the stock on the date of issuance or at par value. The total value of these shares was recorded at $431,400. Of these shares, 18,050,000 reverse stock split adjusted shares were issued to the Registrant's president at a value of $86,000. The remaining 136,162,300 shares were issued to consultants at a value of $345,400. The following describes the services performed and compensation for each of the consultants who received more than $5,000 in free-trading common stock of the Registrant during the quarter ended March 31, 2005. To the extent that the Registrant was aware of subcontractors performing services for the consultants that is disclosed below as well.

The Registrant engaged the services of Bret Schwalb as an employee in the cafes of the Registrant. Bret Schwalb is the brother of Ed Schwalb, the sole officer and director of the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 70,050,000 shares of its free-trading common stock to Bret Schwalb. The stock was valued at $190,500.

The Registrant engaged the services of Jason Loebig to manage the cafes of the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 10,013,000 shares of its free-trading common stock to Loebig. The stock was valued at $33,000.

The Registrant engaged the services of White Rhino Consultants, Inc. to perform various accounting services for the Registrant. White Rhino subcontracted these services to J.R. Marple and directed the Registrant to pay Marple directly for these services. In the quarter ended March 31, 2005, GFY issued 10,010,000 shares of reverse split adjusted shares of its free trading common stock to Marple. This stock was valued at $20,000.

The Registrant engaged the services of Ed Wells to perform legal services for the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 10,000,000 shares of its free-trading common stock to Wells. The stock was valued at $20,000.

The Registrant engaged the services of Assen Mitzev to perform services for the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 10,000,000 shares of its free-trading common stock to Mitzev. The stock was valued at $20,000.

The Registrant engaged the services of John DiSimone to perform services for the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 10,000,000 shares of its free-trading common stock to DiSimone. The stock was valued at $20,000.

The Registrant engaged the services of Anastasio Mikroulus to perform services for the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 6,000,000 shares of its free-trading common stock to Mikroulus. The stock was valued at $12,000.

The Registrant engaged the services of Sambria Maritza to perform services for the Registrant. In the quarter ended March 31, 2005, the Registrant had issued a total of 10,000,000 shares of its free-trading common stock to Maritza. The stock was valued at $20,000.

Item 3 - Defaults Upon Senior Securities

As of March 31, 2005, GFY was in default on notes with a principal balance totaling $199,106. The accrued interest on these notes as of March 31, 2005 was $28,142.

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

On February 7, 2005, the Registrant filed an 8-K to disclose that on January 19, 2005 it had issued 900,000,000 shares of its restricted common stock to Richard Hanks in partial settlement of a debt owed to Mr. Hanks. The Registrant valued these shares at par value of $0.001 for a total of $900,000, which was substantially higher than the market value of the stock. This report also disclosed that on January 25, 2005, the Registrant approved a ten thousand for one reverse stock split on its $0.001 par value common stock. The reverse stock split applied to shareholders of record on February 7, 2005 and was effective on February 7, 2005.


Documents Incorporated by Reference

         None.
                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GFY Foods, Inc.

Dated:   May 23, 2005                       /s/ Edward Schwalb
                                            President

Exhibit 31.1 CEO Certification

I, Edward Schwalb, certify that:

1. I have reviewed this Form 10-QSB of GFY Foods, Inc.;

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


Date: May 23, 2005

/s/ Edward Schwalb
Edward Schwalb
Chief Executive Officer

Exhibit 31.2 CFO Certification

I, Edward Schwalb, certify that:

1. I have reviewed this Form 10-QSB of GFY Foods, Inc.;

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

Date: May 23, 2005


/s/ Edward Schwalb
Edward Schwalb
Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of GFY Foods, Inc. (the "Company") for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Edward Schwalb, Chief Executive Officer and Chief Financial Officer of GFY Foods, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 23, 2005

                           /s/Edward Schwalb
                           Edward Schwalb
                           Chief Executive Officer

                           /s/Edward Schwalb
                           Edward Schwalb
                           Chief Financial Officer