Form 10QSB
period 2005-06-30
GFY FOODS INC
filed 2005-10-07
CIK 1145421

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


                              601 Deerfield Parkway
                             Buffalo Grove, IL 60089
                                 (847) 814-7974

      Address of principal executive offices and Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No ___

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on October 5, 2005, was 4,358,773,262.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005                        3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     JUNE 30, 2005 AND JUNE 30, 2004                                       4

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
     JUNE 30, 2005 AND JUNE 30, 2004                                       5

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
     JUNE 30, 2005 AND JUNE 30, 2004                                       6

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
     FROM MARCH 31, 2003 THROUGH JUNE 30, 2005                             7

     NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS                  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               11

ITEM 3. CONTROLS & PROCEDURES                                             12

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 12

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 5. OTHER INFORMATION                                                 15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURE                                                                 15

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Period Ending June 30, 2004.

                                 GFY FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2005
                                   (Unaudited)

ASSETS
                                                       March 31, 2005
                                                    --------------------
CURRENT ASSETS:
Cash                                                 $                 -
                                                    --------------------
Total current assets                                                   -

Property & equipment, net (Note 4)                                     -

Franchise fee, net of amortization (Note 5)                            -
                                                    --------------------
Total assets                                        $                  0
                                                    ====================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft                                      $               239
Accounts payable                                                257,129
Accrued expenses                                                 91,390
Notes payable                                                   388,500
Payable to current officers                                     291,476
                                                    -------------------
Total current liabilities                                     1,028,734

Long-term portion of notes                                            -
                                                    -------------------

Total liabilities                                             1,028,734

Commitments and contingencies (Note 6)

Stockholders' deficit:
Preferred stock, 50,000,000 shares                                    -
  authorized, none outstanding
Common stock, par value $0.001;                               4,358,774
  8,000,000,000 shares authorized,
  4,358,773,262 shares outstanding
Additional paid-in capital                                   24,078,119
Prepaid Officer's Compensation (Note 7)                               -
Accumulated deficit                                          (29,465,627)
                                                    --------------------
Total stockholders' deficit                                   (1,028,734)

Total liabilities and shareholders'deficit          $                  0
                                                    ====================


       The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                      Quarter ended       Quarter Ended
                                                      June 30, 2005      June 30, 2004
                                                   -------------------   ----------------
Net Revenues                                       $                 -   $              -
Cost of Sales                                                        -                  -
                                                   -------------------   ----------------

Gross Profit                                                         -                  -

General and administrative expenses                                  -                  -
                                                   -------------------   ----------------

Loss from operations                                                 -                  -

Investment Income                                                    -              3,672
Forgiveness of Debt Income                                     100,104                  -
Acquisition Costs                                                    -                  -
Loss on Disposition of Assets                                     (827)                 -
Loss on Discontinued Operations                             (8,245,622)        (3,119,858)
Interest Expense                                            (2,077,859)          (718,374)
                                                   -------------------   ----------------

Loss before provision for income taxes                    (10,224,204)         (3,834,560)
                                                   -------------------   ----------------

Provision for income taxes                                         -                    -
                                                   -------------------   ----------------

Net Loss                                           $     (10,224,204)    $     (3,834,560)
                                                   ===================   ================

Basic net loss per weighted share                  $             (0.01)  $        (511.42)

Basic weighted average shares outstanding                1,170,085,893              7,498

       The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                       Six Months           Six Months
                                                      June 30, 2005       June 30, 2004
                                                   -------------------   ----------------
Net Revenues                                       $                 -   $              -
Cost of Sales                                                        -                  -
                                                   -------------------   ----------------

Gross Profit                                                         -                  -

General and administrative expenses                                  -                  -
                                                   -------------------   ----------------

Loss from operations                                                 -                  -

Investment Income                                                    -              8,065
Forgiveness of Debt Income                                     100,104                  -
Acquisition Costs                                                    -            (34,702)
Loss on Disposition of Assets                                   (1,521)                 -
Loss on Discontinued Operations                             (9,514,927)        (3,906,593)
Interest Expense                                            (3,839,506)        (1,017,119)
                                                   -------------------   ----------------

Loss before provision for income taxes                    (13,255,850)         (4,950,349)
                                                   -------------------   ----------------

Provision for income taxes                                           -                  -
                                                   -------------------   ----------------

Net Loss                                           $       (13,255,850)  $     (4,950,349)
                                                   ===================   ================

Basic net loss per weighted share                  $             (0.02   $        (459.77)

Basic weighted average shares outstanding                  581,826,283             10,767


       The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six months          Six months
                                                               ended                ended
                                                           June 30, 2005       June 30, 2004
                                                       -------------------   ----------------
Cash flows from Operating Activities:
  Net loss                                             $       (13,255,850)  $     (4,950,349)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                   3,478              7,152
     Amortization of discounts on notes payable
        and deferred issuance costs                                105,585             63,743
     Change in receivables                                               0              3,100
     Change in prepaid expenses                                     25,000         (6,794,432)
     Change in payables                                             40,474             54,595
     Change in accrued expenses                                     21,753             11,344
     Items paid with common stock                               12,985,746         11,365,500
                                                       -------------------   ----------------
  Net cash used in operating activities                            (73,814)          (239,347)

Cash flows from investing activities:
     Disposition of property and equipment                          59,419              3,150
     Deposit on acquisition                                              0               (500)
     Cash included in acquisition                                        0              7,380
     Acquisition costs                                                   0             34,702
     Inventory                                                       1,800                350
     Investment                                                          0            (35,000)
                                                       -------------------   ----------------

  Net cash provided by investing activities                         61,219             10,082

Cash flows from financing activities:
     Sale of common stock                                                0            110,000
     Note repayment                                                      0           (169,843)
     Net proceeds from notes issued                                 11,500            162,500
     Shareholder loans                                                   0             69,006
     Repayment of shareholder loans                                 (1,500)           (11,516)
                                                       -------------------   ----------------

  Net cash provided by financing activities                         10,000            160,147
                                                       -------------------   ----------------

Net increase (decrease) in cash                                     (2,595)           (69,118)

Cash, at beginning of period                                         2,356             69,636
                                                       -------------------   ----------------

Cash, at end of period                                 $              (239)  $            518
                                                       ===================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                               $                 -   $          5,513
  Cash paid for taxes                                  $                 -   $              -

       The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                            Additional      Prepaid
                                                       Common Stock           Paid-In     Compensation   Accumulated
                                                 Shares         Amount        Capital     to Officers      Deficit        Total
                                            ----------------  -----------  -------------  ------------  -------------  ------------
Balance at March 31, 2003                                  1  $         -  $   1,852,090  $          -  $  (2,544,004) $   (691,914)

Stock issued to retire options                             1            -              -             -                            -
Stock issued in exchange for debt                          1            0        725,842             -                      725,842
Stock issued for services                                  1            0      5,168,900             -                    5,168,900
Stock issued to officer in exchange for
  debt                                                     1            0        150,000             -                      150,000
Proceeds of Stock Subscription received                    -                     503,058             -                      503,058
Cancellation of remaining Regulation S
  Offering                                                (1)          (0)        (5,482)            -                       (5,482)
Stock issued for Purchase Option                           -            -          1,500             -                        1,500
Value of conversion feature on debt
  issued                                                   -                      90,687             -                       90,687
Stock issued for acquisition of GFY, Inc.                  1            -         20,000             -                       20,000
Net loss for period ended March 31, 2004                   -            -              -             -     (1,910,846)   (1,910,846)
                                            ----------------  -----------  -------------  ------------  -------------  ------------

Balance at March 31, 2004                                  5            0      8,506,595             -     (4,454,850)    4,051,745

Stock issued for exercise of options                       1            0        462,000             -                      462,000
Stock issued for services                            420,342          420     10,552,421             -                   10,552,841
Stock issued to retire debts                          34,012           34      1,254,966             -                    1,255,000
Stock issued for acquisition                           2,073            2        932,198             -                      932,200
Value of conversion feature on debt issued                                       136,600             -                      136,600
Reclassification of prepaid officer's
  compensation                                             -            -              -    (6,450,448)            (1)   (6,450,449)
Net loss for period ended December 31, 2004                -            -              -             -    (11,754,926)  (11,754,926)
                                            ----------------  -----------  -------------  ------------  -------------  ------------

Balance at December 31, 2004                         456,433          456     21,844,780    (6,450,448)   (16,209,777)     (814,989)

Stock issued for services                      2,348,132,300    2,348,133        477,167             -                    2,825,300
Stock issued to retire debts                   2,010,170,000    2,010,170      1,699,830             -                    3,710,000
Prepaid officer's compensation                             -            -              -     6,450,448                    6,450,448
Rounding on reverse stock split                       14,529           15            (15)                           0             0
Value of conversion feature on debt issued                 -                      56,357             -                       56,357
Net loss for six-months ended June 30, 2005                -            -              -             -    (13,255,850)  (13,255,850)
                                            ----------------  -----------  -------------  ------------  -------------  ------------

Balance at June 30, 2005                       4,358,773,262  $ 4,358,774  $  24,078,119  $          -  $ (29,465,627) $ (1,028,734)
                                            ================  ===========  =============  ============  =============  ============


       The accompanying notes are an integral part of these consolidated financial statements.

                                 GFY FOODS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

GFY Foods, Inc, formerly F10 Oil & Gas Properties, Inc., (hereinafter referred to as "GFY" or the "Registrant"), is a company that owned and operated franchised restaurants in Illinois and Indiana until the end of the quarter ended June 30, 2005. During the last quarter of operations, the Registrant either sold or abandoned all of its franchised restaurants and is a development stage company as of July 1, 2005.

The operations of the Registrant during the periods presented in the accompanying financial statements are shown as discontinued operations. The Registrant currently has no assets or any business operations.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and six months ended June 30, 2005 and June 30, 2004 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. After accounting for the reverse stock split that was effective in February 2005, the weighted average number of shares outstanding for the three and six months ended June 30, 2005 were 1,170,085,893 and 581,826,283, respectively. The weighted average number of shares outstanding for the three and six months ended June 30, 2004 were 7,498 and 10,767, respectively, after adjusting for the reverse stock splits from July 2004 and February 2005.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $10,224,204 for the three months ended June 30, 2005. The Registrant has incurred total losses of $29,465,627 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if GFY is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant disposed of all property and equipment in the quarter ended June 30, 2005.

NOTE 5 - FRANCHISE FEE

The Registrant wrote off all franchise fees in the quarter ended June 30, 2005 as all restaurant franchises previously owned by the Registrant were either abandoned or sold.

NOTE 6 -   NOTES PAYABLE

From December 2003 through June 30, 2005, the Registrant has issued promissory notes to third parties totaling $366,000 under various private placements. The notes carry interest rates from 15-25% per annum and have terms varying from 34 days to 12 months from the date of issuance. All of these notes are convertible into common stock of the Registrant at a discount to the market price of the stock. The discount rate upon conversion into common stock varies from 50% to 90% (a 90% discount rate would allow a $10,000 note holder to convert his note into $100,000 worth of the Registrant's common stock). These notes had an aggregate discount of $105,585 as of March 31, 2005. Due to the stock trading at a price well below par value, the discount on these notes was expensed as interest expense in the current quarter and no discount on the $11,500 in notes entered into in the current quarter was booked.

The Registrant had previously entered into note agreements with various third parties prior to December 2003. All of these notes have been settled through the issuance of restricted common stock of the Registrant.

The principal balance on all of the remaining notes totals $388,500 as of June 30, 2005.

In the quarter ended June 30, 2005, the Registrant issued 2,010,000,000 shares of its restricted common stock to settle total debts of $51,989, including accrued interest.

The Registrant wrote off two notes payable in the quarter ended June 30, 2005. One note was in excess of three years past due and the note holder passed away. The Registrant was originally contacted by the note holder's estate attorney and offered a stock settlement to the note since it did not have the wherewithal to pay the note in cash. This offer was denied and the Registrant has not heard from the attorney in more than three years. The second note written off in the current quarter was payable to a note holder who, according to the Registrant's records, loaned the Registrant approximately $45,000. The Registrant paid this note holder back in excess of $60,000. Despite these paybacks the Registrant showed a note payable on the books for approximately $67,000 to this note holder. This transaction (the loan received and the payments back to the note holder) was conducted by the previous management of the Registrant. Since there was no evidence of this note available to the current management of the Registrant, it was assumed that this note has been paid in full and has been written off by the Registrant.

The Registrant also wrote off a note payable to a former officer in the amount of $25,997. The former officer indicated that he did not plan on pursuing the note and deemed it uncollectible.

As of June 30, 2005, GFY was in default on notes with a principal balance totaling $152,500.

NOTE 7 - PREPAID OFFICER'S COMPENSATION

The Registrant had issued stock to its sole officer and director, Edward Schwalb, under the terms of his employment agreement with the Registrant. This agreement called for Mr. Schwalb to maintain an ownership level of 70% of the Registrant's outstanding common stock. Although Mr. Schwalb has waived this clause, the Registrant has periodically issued common stock to Mr. Schwalb. This stock has generally been valued at par value at the time of issuance. The total value of the stock issued to Mr. Schwalb has been booked at $8,170,000. This value was being amortized over the remaining term of his employment agreement with the Registrant, which runs through December 31, 2008. The remaining balance of the prepaid officer's compensation as of March 31, 2005 of $6,677,053 was written off in the current quarter. This is due to the Registrant and Mr. Schwalb both agreeing to cancel the remainder of his employment contract and the Registrant reentering the developmental stage.


NOTE 8 - SUBSEQUENT EVENTS

The Registrant has entered into discussions with all note holders to convert their notes into common stock of the Registrant. The verbal response has been favorable by the note holders. Should the Registrant convert these notes into common stock, the note holders would likely convert their notes into a majority of the common stock outstanding. Since the Registrant has over 4 billion shares of common stock outstanding and is only authorized to issue 8 billion shares, the Registrant would either have to authorize additional shares or conduct a reverse stock split.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                          (Period Ending June 30, 2005)
                            Unaudited Financial Data

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

Since the Registrant has discontinued its line of business as of June 30, 2005, results of previous operations may not be relevant with respect to future operating results.

Results of Operations -

Revenues

GFY reported total revenues of $57,315 and $86,752 from the operations of its two Frullati Cafe franchises in the three and six months ended June 30, 2005, respectively. These revenues have been included in the discontinued operations section of the statement of operations included herewith.

GFY reported total revenues of $26,806 and $54,201 from the operations of its two Frullati Cafe franchises in the three and six months ended June 30, 2004, respectively. These revenues have been included in the discontinued operations section of the statement of operations included herewith.

Cost of Sales

GFY's cost of sales for the three and six months ended June 30, 2005 were equal to $31,118 and $47,371, respectively. These cost of sales have been included in the discontinued operations section of the statement of operations included herewith.

GFY's cost of sales for the three and six months ended June 30, 2004 were equal to $13,322 and $22,073, respectively. These cost of sales have been included in the discontinued operations section of the statement of operations included herewith.

General and Administrative Expenses

General and administrative expenses in the three and six-month periods ended June 30, 2005 are included in the net loss from discontinued operations in the financial statements. They totaled $8,271,819 and $9,554,308, respectively. Of the expenses in the current quarter, officer's salaries represented the largest portion of expenses. The Registrant wrote off $6,450,448 in prepaid officer's compensation in the quarter ended June 30, 2005. The Registrant also paid $1,813,425 to consultants in the current quarter. This amount was primarily paid in stock.

General and administrative expenses in the three and six-month periods ended June 30, 2004 are included in the net loss from discontinued operations in the financial statements. They totaled $3,133,342 and $3,938,721, respectively.

Interest Expense

The Registrant incurred total interest expense of $2,077,859 and $3,839,506 in the three and six-month periods ended June 30, 2005, respectively. The majority of this interest was incurred on the settlement of past due notes. The Registrant issued a total of 2,010,000,000 shares of its restricted common stock in the current quarter to settle three notes that totaled $50,600 and had accrued interest of $1,389. The Registrant valued the stock issuance at par value, for a total valuation of $2,010,000. The difference between the principal balance of the note plus the accrued interest and the par value was recorded as additional interest expense. This resulted in an additional $1,958,011 of interest expense in the current quarter. The remaining interest expense was from the accrual of interest on the Registrant's various notes payable.

The Registrant incurred interest expense of $718,374 and $1,017,119 in the quarter and six-months ended June 30, 2004, respectively.

Net Loss

GFY incurred a net loss of $10,224,204 in the current quarter ended June 30, 2005. This represents a loss per share of $(0.01). The loss for the six-months ended June 30, 2005 was $13,255,850. This represented a loss of $(0.02) per share.

GFY incurred a net loss of $3,834,560 in the quarter ended June 30, 2004. This represented a loss per share of $(511.42) after accounting for the reverse stock splits of the Registrant. The loss for the six-months ended June 30, 2004 was $4,950,349. This represented a loss of $(459.77) per share.

The net loss in the current quarter is 167% more than the loss from the quarter ended June 30, 2004. The Registrant has incurred substantial losses due to the payment of consulting fees with its common stock and through the settlement of debts through the issuance of common stock.

Liquidity and Capital Resources

During the six-months ended June 30, 2005 net cash used by the operating activities of the Registrant was $73,814. This loss expended the Registrant's remaining cash.

The Registrant's current liabilities as of June 30, 2005 were $1,028,734 and it had no current assets, generating net working capital deficit of $1,028,734.

The Registrant is currently working on converting the majority of its debts to common stock and seeking out a viable acquisition candidate to merge its operations with the Registrant. There are no concrete agreements to move forward with this plan.

ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         GFY, Inc. acquired the Buffalo Grove, Illinois Frullati franchise from an individual. GFY was required to make a balloon payment of $28,000 in December of 2003 under the terms of that agreement. GFY failed to make the requisite payment and, as a result, the entire balance of the note then due of approximately $61,000 was immediately payable. GFY sold the Buffalo Grove franchise and believes that under the terms of the original note it is not liable to the individual. The original note was entered into by and between the Registrant's president and the individual and with the sale of the franchise, the Registrant believes that the individual would only have recourse against the president of the Registrant.

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

GFY's bank account with a balance of $60,102 is currently frozen. This amount has been reserved against on the balance sheet as of June 30, 2005 and is no longer considered a Company asset.

         The Registrant is currently in default with the state of Nevada. Approximately $9,000 in fees are due to the state of Nevada in order for the corporation to be back in good standing.

         The Registrant owed $375 to the CUSIP bureau. The CUSIP bureau has threatened to revoke its CUSIP number should they not receive immediate payment. This could potentially halt the trading of the stock of the Registrant.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

GFY made the following sales of unregistered securities during the quarter ended June 30, 2005:

Common Stock

     (a) In April 2005, GFY issued 110,000,000 shares of its restricted common to Nancy Hoppe in settlement of a note with a balance of $17,600. The Registrant valued this stock issuance at $110,000, or $.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (b) In June 2005, GFY issued 150,000,000 shares of its restricted common stock to Eric Schwalb, a brother of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $150,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (c) In June 2005, GFY issued 75,000,000 shares of its restricted common stock to Manuel Rosiles, the father-in-law of the Registrant's President, for services rendered to the Registrant. The total value of the stock was booked at $75,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (d) In June 2005, GFY issued 550,000,000 shares of its restricted common stock to Rupa Shaw and Tina Haralampus to settle a $15,000 obligation that was due as a result of an acquisition made by the Registrant in 2004. The total value of the stock was booked at $550,000, or par value of $0.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (e) In June 2005, GFY issued 200,000,000 shares of its restricted common stock to Kevin Mahar for services rendered to the Registrant. The total value of the stock was booked at $200,000, or $0.001 per adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (f) In June 2005, GFY issued 400,000,000 shares of its restricted common stock to Amir Azmi for services rendered to the Registrant. The total value of the stock was booked at $400,000, or $0.001 per adjusted share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (g) In June 2005, GFY issued 900,000,000 shares of its restricted common to Max Campbell in settlement of a note with a balance of $6,389. The Registrant valued this stock issuance at $900,000, or $.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     (h) In June 2005, GFY issued 1,000,000,000 shares o its restricted common to Richard Hanks in settlement of a note with a balance of $28,000. The Registrant valued this stock issuance at $1,000,000, or $.001 per share. The Registrant relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

Stock Issued to Consultants

The Registrant has engaged the services of various consultants to assist the Registrant and perform various duties for the Registrant. The consultants have been paid through the issuance of free-trading common stock of the Registrant. Some of the consultants have retained the services of subcontractors. The consultants may pay their subcontractors with some of their GFY stock, in cash or other consideration. GFY has also made payments to its president in the form of free trading common stock. In the quarter ended June 30, 2005, the Registrant issued a total of 70,000,000 shares of free-trading common stock that was registered under an S-8 filing. These shares were valued at par value, which exceeded the bid price of the stock on the date of issuance. The total value of these shares was recorded at $70,000. Of these shares, 59,000,000 shares were issued to the Registrant's president at a value of $59,000. The remaining 11,000,000 shares were issued to consultants at a value of $11,000. The following describes the services performed and compensation for each of the consultants who received more than $5,000 in free-trading common stock of the Registrant during the quarter ended June 30, 2005. To the extent that the Registrant was aware of subcontractors performing services for the consultants that is disclosed below as well.

The Registrant engaged the services of Lance Martin to provide the Registrant with legal services. In the quarter ended June 30, 2005, GFY issued 5,000,000 shares of its free trading common stock to Mr. Martin. This stock was valued at $5,000.

The Registrant engaged the services of Brett Schwalb, a brother of the president of the Registrant, to assist in the operations of its franchised restaurants. In the quarter ended June 30, 2005, GFY issued 6,000,000 shares of its free trading common stock to Brett Schwalb. This stock was valued at $6,000.

Item 3 - Defaults Upon Senior Securities

As of June 30, 2005, GFY was in default on notes with a principal balance totaling $152,500.

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


                                            GFY Foods, Inc.


Dated:   October 6, 2005                    /s/ Edward Schwalb
                                                     President